Form 10-K405
period 1996-06-30
GENERAL SURGICAL INNOVATIONS INC
filed 1996-09-30
CIK 890763

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1996, OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM                  TO                  .

                        Commission file number: 0-28448

                       GENERAL SURGICAL INNOVATIONS, INC.
             (Exact name of Registrant as specified in its charter)

          CALIFORNIA                97-3170244
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

                3172A PORTER DRIVE, PALO ALTO, CALIFORNIA 94304
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 812-9730

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO__

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $45,519,450 as of August 30, 1996, based upon the closing sale price on The Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 13,171,530 shares of Registrant's Common Stock issued and outstanding as of September 1, 1996.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement of the Registrant for the 1996 Annual Meeting of Shareholders are incorporated in Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             INTRODUCTORY STATEMENT

    Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the timing of orders and shipments, the status of the Company's relationship with USSC and other corporate partners, the timely development and market acceptance of new products and surgical procedures, the impact of competitive products and pricing, the Company's ability to manage growth and adaptation to new corporate partnering relationships, the Company's ability to further expand into international markets, approval of its products by government agencies such as the United States Food and Drug Administration, public policy relating to health care reform in the United States and other countries, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

    References made in this Annual Report on Form 10-K to "General Surgical Innovations, Inc.," the "Company" or the "Registrant" refer to General Surgical Innovations, Inc. and its subsidiaries. The following General Surgical Innovations, Inc. trademarks are mentioned in this Annual Report:
Spacemaker-Registered Trademark-, registered trademark of the Company; and KnotMaker-TM-, trademark of the Company.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    General Surgical Innovations, Inc. ("GSI" or the "Company") develops, manufactures and sells balloon dissection systems for minimally invasive surgery ("MIS"). Each of GSI's proprietary Spacemaker balloon dissection systems consists of an access and deployment platform and a balloon dissector. By using the Company's products, surgeons can access a surgical site in a minimally invasive manner and can rapidly and relatively atraumatically create a working space at the target surgical site where no space previously existed. The Company's balloon dissection systems currently are offered in four access and deployment platforms, along with 14 different balloon shapes and sizes, which are specifically designed for various surgical techniques, procedure types and market segments. The Company commenced commercial sales of its first product, the Spacemaker I for hernia repair, in September 1993 and to date almost all of the Company's revenues have been derived from sales of products for this procedure, primarily pursuant to a distribution agreement with United States Surgical Corporation ("USSC"). The distribution agreement with USSC expires in March 1997. The parties have been discussing a potential renewal of such agreement; however, there is no assurance that such agreement will be renewed and, in the interim, USSC may have built up its inventory of GSI balloon dissector products. In addition, during the renewal discussions, USSC has indicated that it currently intends to purchase less product. A significant reduction in orders from USSC or a failure to renew the agreement with USSC could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently sells products in the United States and certain other countries in Europe, Asia and South America, for selected applications, including hernia repair, subfascial endoscopic perforator surgery ("SEPS") and breast augmentation and reconstruction. Over the next 15 months, the Company anticipates completing marketing-related clinical evaluations of and launching products for several new applications, including treatment of stress urinary incontinence, saphenous vein harvesting and anterior spinal fusion.

INDUSTRY BACKGROUND

    Open surgery is an invasive procedure that generally requires large incisions and significant tissue manipulation in order to provide the surgeon with direct access to the intended surgical site. Much of the trauma suffered in connection with open surgery is a result of gaining access to the surgical site and is not caused by the surgical repair itself. For example, the surgeon often must make large incisions through layers of muscle and tissue, which may cause muscle or nerve damage, bleeding, scarring and other complications such as infection, temporary or permanent debilitation and pain. As a result, many open surgical procedures require extended operating times, expose the patient to the risks of general anesthesia and involve lengthy hospitalization and patient recovery times. In addition, because of the severe trauma often associated with open surgical procedures, a significant population of patients, which includes the elderly and weak, are not considered good candidates for these surgical procedures, and are thus deprived of treatment.

    In order to reduce the complications associated with open surgery, surgical techniques referred to as MIS have been developed recently. These techniques allow surgeons to access the surgical site through the body's natural openings (E.G. mouth, urethra or rectum) or by making small incisions to access body cavities such as the abdominal cavity (the "peritoneum"). The performance of MIS generally involves five basic steps. First, a small incision (approximately 1-2 cm) is made for insertion of each trocar, a valved tube with a blunt or sharp insertion device. Next, one or more trocars are inserted to gain access to the surgical site and provide a port through which a surgeon can pass surgical instruments. Third, the surgeon creates a working space through the use of dissection tools or by insufflating a natural body cavity (such as the peritoneum). Fourth, the surgeon utilizes a device such as an endoscope or laparoscope to visualize the surgical field. Finally, the surgeon utilizes specialized MIS instruments to perform the surgical procedure.

    The benefits of MIS as compared to open surgery generally include reduced patient trauma (including muscle, nerve and other tissue damage), reduced blood loss, reduced post-operative infection, reduced scarring at the site of the incision (which in turn reduces reintervention requirements), shorter patient recovery time, reduced procedure time and ultimately lower medical costs.

    As a result of these benefits, MIS has been increasingly used for surgical procedures. In particular, surgical techniques for gallbladder removal ("cholecystectomy") have experienced high conversion rates from open surgery to minimally invasive laparoscopic surgery. By 1995, approximately 93% of the estimated 857,000 cholecystectomies performed in the United States were performed laparoscopically compared to none in 1988. A number of retrospective studies have reported that laparoscopic cholecystectomy causes less postoperative pain, involves shorter periods of post-procedure hospitalization, and allows a more rapid return to daily activities than the open surgical procedure.

    Despite the documented benefits of MIS, its adoption to date has been limited to a select number of surgical procedures, and, in the aggregate, represented only an estimated 15% of all surgical procedures performed in the United States in 1995. The most widely adopted MIS procedure, laparoscopic cholecystectomy, has been successfully adopted largely because of the proximity of the target surgical site to the peritoneum, the only natural body cavity that provides a working space when insufflated. Application of MIS techniques to other surgical procedures and the ability to exploit the clinical benefits of MIS have been limited by the lack of a natural body cavity proximate to the surgical site and the inability of the surgeon to easily and atraumatically access the surgical site or establish a surgical working space where no natural body cavity exists. MIS conducted outside of a natural body cavity requires the surgeon to use blunt dissection instruments to tunnel through tissue to reach the target surgical site, creating a relatively bloody working space with poor visualization.

    As a result of these limitations, many common types of surgical repairs cannot be effectively performed using blunt dissection MIS techniques, including hernia repairs, and procedures performed on organs such as the bladder, kidney, spine, aorta or other sites that do not lie within the abdominal cavity. For example, there are currently no effective MIS techniques for many common types of vascular surgery such as saphenous vein harvesting and the treatment of venous stasis ulcers. These surgical procedures are performed on the leg, where the target surgical site is not easily accessible through natural body openings or natural body cavities. For other procedures, although MIS techniques exist for the performance of the repair itself, gaining access to the target surgical site is invasive thereby reducing many of the clinical benefits of MIS. For example, currently utilized MIS for spinal fusion requires making small incisions at the midline of the patient's abdomen, entering the peritoneum, retracting bowel and other organs to one side, exiting the back of the peritoneum and continuing down to the front of the spine.

    The Company believes that a significant opportunity exists for technologies and surgical instruments that can effectively address the limitations of MIS and facilitate the adoption of MIS for a wider range of surgical procedures.

GSI SOLUTION

    GSI's proprietary Spacemaker balloon dissection systems allow a surgeon to rapidly and relatively atraumatically create a working space at a target surgical site where no space previously existed. By creating a working space at the target surgical site, the Company's technology eliminates the need for surgeons to make large incisions or to cut through muscle, nerve and tissue layers, thereby eliminating the trauma resulting from such incisions. GSI believes that its proprietary line of balloon dissection products eliminates many of the limitations of blunt dissection MIS and enables the application of MIS technology to a broad range of additional surgical procedures.

    The Company's balloon dissection systems create a predictable working space for a surgical procedure by separating natural tissue layers in the body. The body has a large number of naturally occurring tissue layers, including skin, muscle and fat. The Company's balloon dissection systems allow the surgeon to exploit this physiology by inflating the balloon to separate the natural tissue planes that exist between these layers, thereby creating a working space at the surgical site. By utilizing any one of a range of the Company's balloons with pre-specified deployment characteristics, the surgeon is able to accurately and predictably determine the size, shape and proximity of the surgical working space created relative to the target surgical site.

    The Company believes that its Spacemaker products can be deployed anywhere in the body where a natural tissue plane exists. For example, by creating a working space in the pre-peritoneal area (the space in front of the peritoneum), the Company's technology enables the use of MIS for hernia repair and treatment of stress urinary incontinence. Similarly, by creating a working space in the retroperitoneal area (the space behind the peritoneum), the Company's technology enables the use of MIS for anterior spinal fusion, vascular surgery and other pathologies accessible in this area. In addition, the ability of the Company's line of Spacemaker products to create working spaces at different tissue levels (including subcutaneous, subfascial, submuscular and subglandular) enables the use of MIS for breast augmentation and reconstruction, tissue flap harvesting for reconstruction, saphenous vein harvesting, subfascial endoscopic perforator surgery, long-bone plating and a variety of other medical procedures.

COMPANY STRATEGY

    The Company's objective is to become the leading provider of balloon dissection systems and specialty surgical instruments for MIS. The key elements of the Company's strategy are as follows:

    INCREASE MARKET ACCEPTANCE OF BALLOON DISSECTION TECHNIQUES. The Company intends to increase market acceptance for its Spacemaker products primarily by developing and maintaining relationships worldwide with leading general surgeons and specialists in the surgical fields of obstetrics, gynecology, urology, cosmetic and reconstructive surgery, orthopedic surgery and vascular surgery. The Company intends to support these efforts through surgeon training programs designed to increase surgeon familiarity with the advantages and applications of the Company's products. In addition, the Company is conducting marketing-related clinical evaluations to increase exposure of surgeons to the Company's products and to demonstrate the effectiveness of MIS in a broad range of procedures when used with the Company's Spacemaker balloon dissection systems. The Company intends to use data collected from marketing-related clinical evaluations to demonstrate the anticipated clinical and cost advantages of the Company's products to patients, surgeons, hospital administrators and third-party health care payers.

    CAPITALIZE ON EXISTING PROPRIETARY POSITION. GSI has established an extensive patent portfolio, and plans to capitalize on its proprietary position to establish and maintain a leadership position in the balloon dissection market. Currently, GSI has 16 issued United States patents, two issued foreign patents and numerous additional United States and foreign patent applications covering GSI's Spacemaker technology, including tissue dissection with balloons. In May 1996, the Company was issued a United States patent that contains claims regarding use of balloons to dissect tissue planes. The Company believes that the scope of these claims could provide a long-term competitive advantage for many of the Company's balloon dissection products.

    DEVELOP AND RAPIDLY INTRODUCE NEW BALLOON DISSECTOR PRODUCTS. The Company intends to develop and rapidly introduce additional balloon dissection products and enhancements to its products that fall within the Company's existing 510(k) clearances. GSI's Spacemaker balloon dissection systems (except for the Spacemaker World system) have received FDA 510(k) clearance for tissue plane dissection during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, using a broad range of balloon sizes and shapes. Accordingly, the Company believes it is well positioned to offer a portfolio of products for additional surgical procedures without significant additional United States regulatory pre-market clearance compliance requirements. The Company is developing balloon dissectors for a number of procedures for which MIS is currently suboptimal or unavailable, including treatment of stress urinary incontinence, saphenous vein harvesting, anterior spinal fusion and long-bone plating for certain fractures.

    DEVELOP NEW SURGICAL INSTRUMENTS FOR MIS. As part of its MIS product strategy, the Company seeks to develop surgical instruments tailored for use in the working spaces created by the Company's balloon dissection systems. To date, the Company has developed several instruments to facilitate the application of MIS to target surgical procedures, such as its KnotMaker product, which is designed to assist the surgeon in suturing and knot tying applications during stress urinary incontinence surgery and certain other procedures. The Company will continue to develop specialized surgical instruments that facilitate the broader adoption of MIS and balloon dissection products for surgical procedures.

    MARKET PRODUCTS THROUGH COLLABORATIVE RELATIONSHIPS AND DIRECT SALES
FORCE. The Company intends to build relationships with medical device companies both in the United States and internationally that can provide the Company access to an established distribution network in GSI's targeted specialty surgical markets. By pursuing a strategy of corporate partnering to leverage established medical device distribution networks, the Company believes that it will be able to capitalize on the existing surgeon training programs, complementary products and established surgeon relationships of its corporate partners. For example, the Company currently has a distribution agreement with USSC, a large supplier of surgical instruments for laparoscopic procedures, under which USSC purchases hernia repair products from the Company and sells them individually or in combination with its own products. The distribution agreement with USSC expires in March 1997. The parties have been discussing a potential renewal of such agreement; however, there is no assurance that such agreement will be renewed and, in the interim, USSC may have built up its inventory of GSI balloon dissector products. In addition, during the renewal discussions, USSC has indicated that it currently intends to purchase less product. A significant reduction in orders from USSC or a failure to renew the agreement with USSC could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also has a licensing and distribution arrangement with Ethicon Endo-Surgery, Inc. ("EES") under which EES can market its new balloon tissue dissection system in the hernia repair market and GSI has the right to manufacture EES' balloon dissectors for EES. In addition, the Company intends to expand its direct sales force in selected markets where it believes such an approach will enhance its competitive position.

BALLOON DISSECTION SYSTEMS

    GSI's proprietary Spacemaker balloon dissection systems consist of an access and deployment platform and a balloon dissector. During a surgical procedure, the balloon dissection system is inserted between the desired tissue layers through a puncture-like opening with the balloon in an uninflated state. The balloon is then filled with air or saline, which causes the balloon to dissect the tissue planes naturally. After completing the dissection, the balloon is deflated, the balloon dissection system is removed from the body, and the newly dissected space is insufflated with gas to create a surgical working space. The surgeon can then utilize MIS instruments to access the surgical site and perform the surgical repair in this new working space. By using the Company's balloon dissection systems, the surgeon can avoid the large incisions and significant tissue manipulation required for open surgery.

    The Company's balloon dissectors incorporate several proprietary technologies to increase the reliability, effectiveness and ease of use in creating working spaces during MIS. Each balloon is composed of strong and reliable nonelastomeric polyurethane material and is welded using a proprietary technique that allows the balloon to be inflated to a predetermined size and predictable shape with minimal risk of rupture. Each of the Company's balloons is designed to be deployed in a predictable manner that maximizes effectiveness and accuracy in creating the surgical working space and minimizes unnecessary tissue trauma because of the specific and predictable manner in which the balloon unfurls. The Company has designed its dissection balloons in a variety of shapes and sizes that are tailored for specific procedures. For example, the Company's "Manta Ray" shaped balloon is designed for use in hernia repair to maximize working space and visibility of the surgical site while minimizing the disruption of other anatomy at the surgical site.

    The Company currently offers its balloon dissection systems in four distinct access and deployment platforms, the Spacemaker I platform, the Spacemaker II platform, the Spacemaker Resposable platform and the Spacemaker World platform, along with 16 different balloon shapes and sizes, designed for various surgical techniques, procedures types and market segments. Each balloon dissection system contains three primary components: a guide rod and blunt tip to access the surgical site; a single use, disposable balloon dissector (which includes a tubing mechanism and valve apparatus to fill the balloon) to create a working space at the surgical site; and a balloon cover to protect the balloon dissector and maintain the balloon in its unfurled state prior to inflation. End-user prices for the Company's balloon dissection systems range from $60 to $300 per unit, depending upon the type of product platform purchased and the nature of the product packaging.

    The key attributes of the Company's four major product platforms are described below:

    SPACEMAKER I PLATFORM. The Spacemaker I platform is composed of a stainless steel rod with a blunt tip which is used both as the guide rod for the balloon and as the insertion rod for a pre-loaded integral trocar. This enables the surgeon to quickly and accurately insert the trocar into the dissected space once the balloon is removed. In addition, the balloon cover used with the Spacemaker I platform is a strong sheath that maximizes its tunneling capability.

    SPACEMAKER II PLATFORM. The Spacemaker II platform is a blunt-tipped, polymeric, hollow tube that is used both as a guide rod for insertion of the balloon and as a scope cover for protection of a laparoscope. This platform is designed to allow endoscopic visualization both during insertion and inflation of the balloon. Visualization enables the surgeon to identify the appropriate tissue plane for dissection, as well as identify anatomical features while accessing the surgical site. The Spacemaker II platform includes an integral polyurethane balloon cover, which releases automatically upon inflation of the balloon thus simplifying the procedure for the surgeon.

    SPACEMAKER RESPOSABLE PLATFORM. The Spacemaker Resposable platform consists of a combined blunt-tipped polymeric guide rod and handle, used for insertion, which can be resterilized and reused for multiple procedures. The one-piece reusable handle and guide rod is designed to reduce the cost per surgical procedure. The platform also includes a balloon cartridge, composed of a hollow tube upon which the balloon is loaded and an integral cover over the balloon and tubing to protect them during insertion. This enables the surgeon to easily load cartridges onto the guide rod and handle prior to insertion.

    SPACEMAKER WORLD PLATFORM. The Spacemaker World platform is a similar but simplified version of the Spacemaker II platform design. As with the Spacemaker II platform, the Spacemaker World platform allows for visualization during the surgical procedure, but is composed of fewer component parts and is more limited in its visualization capability. The Spacemaker World platform has been designed for certain international markets with lower price/performance requirements. The Company does not currently intend to sell the Spacemaker World platform system in the United States.

APPLICATIONS OF BALLOON DISSECTION TECHNOLOGIES

    The Company's initial market focus was the application of its Spacemaker balloon dissection technology for hernia repair. More recently, the Company has completed marketing-related clinical evaluations of, and has introduced products or is introducing products for SEPS and breast augmentation and reconstruction procedures. The Company is currently conducting additional marketing-related clinical evaluations for additional surgical applications, including urological and gynecological applications (E.G. stress urinary incontinence), other vascular applications (E.G. saphenous vein harvesting and retroperitoneal aortic reconstruction) and orthopedic applications (E.G. anterior spinal fusion). The Company believes that its current FDA clearances provide coverage for many surgical applications that the Company may pursue. The Company has commenced commercial sales of its products in the United States and certain other countries in, Europe, Asia, and South America, for selected applications including hernia repair, SEPS and breast augmentation and reconstruction. The Company also is pursuing marketing-related clinical evaluations for selected additional applications, including the treatment of stress urinary incontinence, saphenous vein harvesting and a variety of retroperitoneal procedures such as anterior spinal fusion. To date, the Company has received 510(k) clearances from the FDA for the use of its Spacemaker balloon dissection technology to perform dissection of tissue planes using a broad range of balloon sizes and shapes. Following FDA clearance of one of the Company's products, the Company performs marketing-related clinical evaluations to optimize the application of such product to targeted surgical procedures.

    HERNIA REPAIR

    A hernia, a condition that commonly occurs in the groin, is a protrusion of normal abdominal contents through a muscle defect, usually in the tissue layers overlying the abdomen. The peritoneum and/or bowel often project into this defect, causing pain and potential major complications. Hernias affect over 600,000 people in the United States and approximately 1.4 million people worldwide each year.

    The open surgical procedure for hernia repair is a herniorrhaphy, which involves making a 10 to 15 cm open incision in the groin over the muscle defect to be repaired. As in most invasive surgical procedures, recovery periods tend to be long, typically extending between three and six weeks. Over the last few years, in an effort to reduce post-operative pain and recovery times, several laparoscopic techniques have been developed to repair hernias. Despite these advances, MIS has not been optimized for hernia repair. For example, in certain MIS hernia repair procedures, a surgeon must first make an incision in the abdominal wall to gain access to the peritoneum. The surgeon then must make an additional incision or window in the peritoneal wall that enables the surgeon to exit the peritoneum to reach the surgical site and create the working space required to conduct the surgical repair. While these newer laparoscopic techniques may reduce pain and recovery time, they retain significant risks of morbidity and post-procedural complications because they require entry into the peritoneum and the use of general anesthesia.

    The Company believes that its balloon dissection technology can significantly improve the outcomes of laparoscopic hernia repair procedures. Utilizing the Company's Spacemaker products, the surgeon deploys the balloon through the umbilicus to create a large and relatively bloodless space at the site of the hernia. As a result, the surgeon is able to more rapidly and easily access the target surgical site and complete the hernia repair. In addition, because the surgeon never enters the peritoneum, this procedure reduces the risk of organ damage, adhesion formation and morbidity, and eliminates the requirement for general anesthesia. In a study presented in March 1996, MIS hernia repair procedures utilizing the Company's balloon dissectors resulted in lower cost, fewer complications and faster recovery time as compared to open surgical hernia repair procedures.

    The Company believes that its Spacemaker products provide a platform for increasing the conversion of hernia repair procedures from open to laparoscopic procedures. According to Medical Data International, Inc., laparoscopic hernia repair procedures represented approximately 160,000 or 25% of total hernia repair procedures in 1995. The Company believes that approximately half of these laparoscopic hernia repair procedures are now performed using balloon dissection technology.

    The Company commenced commercial sales of its hernia repair balloon dissection products in the United States in late 1993 and in Europe in 1994 and currently sells three versions: the Spacemaker I platform, which was introduced in September 1993, the Spacemaker II platform, which was introduced in October 1995, and the Spacemaker World platform, which was introduced in March 1996. The Company sells these products both in the United States and certain foreign markets, including France, Germany and the United Kingdom, through its partner, USSC. The Company also sells these products in the United States through its direct sales force and within certain foreign markets through selected distributors.

    STRESS URINARY INCONTINENCE SURGERY

    Stress urinary incontinence ("SUI") is the uncontrollable loss of urine due to a displacement of the bladder. According to Frost & Sullivan, approximately
1.7 million women 30 years or older suffer from SUI on a daily basis and are thus candidates for interventional treatment.

    Depending on the severity of incontinence, there are a number of treatment options for SUI, including collagen injections, drugs, biofeedback exercises and absorbent pads. Over the last few decades, however, an open surgical procedure involving suture suspension of the bladderneck has been the standard method for correcting severe SUI. This method is invasive and can create significant complications for the patient, including enterocele (a hernia within the vaginal wall) and genital prolapse (a descending of the uterus due to a weakness of the pelvic floor). Furthermore, after surgery patients may require up to six weeks or more to resume their preoperative lifestyle. Because of the risk, expense and complexity of suture suspension, this surgical procedure is often performed only in conjunction with other open abdominal procedures such as hysterectomy. As a result, many women who are identified as candidates for surgical SUI repair never receive treatment.

    Several MIS alternatives to open surgical procedures for the treatment of SUI have recently been developed to suspend the bladderneck. These MIS procedures have been increasingly accepted as stand-alone procedures and are typically less expensive and less likely to cause adverse side effects. Although long-term outcome studies are not available, early results indicate laparoscopic outcomes are equivalent to open surgical procedures in successfully treating incontinence. Unfortunately, as in hernia repair, these MIS procedures involve accessing the surgical site by entering, traversing and then exiting the peritoneal cavity. While these procedures offer improvements over open surgery and afford the benefits of MIS, they still involve the morbidity risks and difficulties associated with entering the peritoneum.

    Utilizing the Company's balloon dissection system, the surgeon can suspend the bladderneck laparoscopically without entering the peritoneum. As with GSI's hernia repair products, GSI's Spacemaker dissection products can be deployed through the umbilicus to provide direct access to the bladder and bladderneck. The surgeon can then use conventional laparoscopic instruments to complete the procedure. The Company believes that the entire SUI repair procedure can be performed in less than one hour on an outpatient basis.

    To date, SUI surgical procedures have been performed using the Company's hernia repair balloon. The Company is conducting marketing-related clinical evaluations on a new balloon shape designed specifically for SUI repair, which the Company believes will allow a surgeon to optimize the working space in which to perform the SUI repair procedure. GSI has signed an agreement to work with Ethicon Endo-Surgery, Inc. to jointly develop and market the dissector balloon for SUI repair in early calendar 1997, and intends to launch the system commercially both domestically and internationally.

    BREAST AUGMENTATION AND RECONSTRUCTIVE SURGERY

    In 1995, approximately 90,000 women worldwide had breast reconstructive surgery due to partial or full mastectomies relating to breast cancer, and an additional 110,000 had elective (aesthetic) breast augmentation surgery. Traditional surgical methods for such procedures require making a three to five cm incision in the skin, finding the required tissue plane, and then using a combination of blunt and sharp dissection tools to create a pocket for the implant. The procedure can cause substantial bleeding, can sever both sensory nerves and perforating vessels and can leave the patient with substantial, noticeable scars.

    In contrast to traditional breast augmentation and reconstruction procedures, the Company's Spacemaker products require only small incisions, create a relatively bloodless pocket, minimize disruption of sensory nerves or perforating vessels and minimize scarring and loss of movement or sensation. In addition, because the Spacemaker product allows the surgeon to introduce the balloon dissector from a crease in the axilla (armpit), from the inframammary fold (below the breast inside the mammary fold), in the periareolar (nipple) area or in some cases from the umbilicus (navel), the surgeon can minimize the appearance of any marks or scars. The Company believes that its Spacemaker dissection products for breast augmentation and reconstruction procedures enable the surgeon to create uniform, symmetrical pockets in less time and with much less bleeding than is possible with traditional blunt or sharp dissection tools. The Company has also developed a sizer, an instrument that can be used in conjunction with its balloon dissection products, to enable the surgeon to determine, prior to the placement of the implant, the fill volume that will optimize the appearance of the implant. The Company believes the sizer will reduce the overall cost for a procedure by eliminating the risk of having to remove and destroy incorrectly sized implants, which cost approximately $650 - $1,000 per set.

    The Company's balloon dissection products for breast augmentation and reconstruction were first introduced commercially in the United States in January 1995. The Company currently sells the Spacemaker I platforms and the Spacemaker Resposable platforms for use in this indication. The Company filed a 510(k) notification with the FDA for its sizer products in the second calendar quarter of 1996 and plans to introduce these products in the United States through its own direct sales force upon receipt of such clearance. While the Company expects to receive such clearance by the end of 1996, there can be no assurance as to the timing or receipt of such clearance.

    OTHER COSMETIC AND RECONSTRUCTIVE SURGERY

    In addition to the market opportunities for breast augmentation and reconstruction, the Company has designed, developed and is clinically evaluating applications of its balloon dissection technology for a number of cosmetic and reconstructive surgery procedures, including tissue flap harvesting (24,000 procedures worldwide), face lifts (53,000 procedures worldwide), brow lifts (21,000 procedures worldwide), and abdominolplasties (28,000 procedures worldwide). The Company believes that its balloon dissection technology is well-suited for such procedures. For example, a tissue flap harvest procedure involves isolation and detachment of a discrete tissue segment for transplantation to another part of the body, and may include a harvest of a portion of the rectus muscle (or TRAM flap harvest) or a harvest of the latissimus muscle (or latissimus dorsi flap harvest). Tissue flap harvesting procedures are currently very tedious, requiring the severing of connecting tissue with scissors or scalpel and taking three to four hours or longer to complete.

    The Company believes a surgeon utilizing the GSI balloon dissector can complete tissue flap harvesting in less than half the time and can do so more accurately with less blood loss. Studies involving the Spacemaker platform for tissue flap harvest procedures have been conducted at both Duke University and at the Manhattan Eye, Ear, Nose and Throat Institute. The initial results were presented during the American Society of Plastic and Reconstruction Surgeons meeting in Montreal, Canada in October 1995, with both groups demonstrating the feasibility, cost effectiveness and time savings experienced during procedures in which the Company's balloon dissection products were utilized for tissue flap harvesting. The Company is currently conducting marketing-related clinical evaluations for its tissue flap harvesting balloon dissection product, and anticipates launching the product for commercial sale in 1997.

    SUBFASCIAL ENDOSCOPIC PERFORATOR SURGERY

    Chronic venous insufficiency, which results in insufficient blood flow from the extremities, is a common and debilitating disease. A frequent manifestation of venous insufficiency is venous stasis ulceration (chronic skin ulcers), which currently affects approximately 2.5 million people in the United States.

    The Company believes that current treatment options for venous stasis ulceration and venous insufficiency are suboptimal. Compression stockings (elastic stockings that put pressure on the leg to force blood flow), the most common treatment, often temporarily heal the ulcers but do not treat the underlying venous incompetence. Compression stockings as treatments are also ineffective because patients often do not wear the stockings, the associated healing process is slow and the recurrence rate for the ulcers is high. Treating the incompetent vein through an open surgical procedure allows treatment of the underlying condition, but requires an incision through the ulcer wound, which is composed of diseased tissue and is often incapable of healing. Alternatively, a minimally invasive procedure known as SEPS has recently been introduced in which the surgeon accesses the incompetent vein from a site remote from the ulcer wound using blunt dissection instruments. However, because access to the surgical site using blunt dissection causes bleeding and significant tissue trauma, the procedure is difficult and time consuming for the surgeon to perform because of poor visualization.

    The Company's Spacemaker balloon dissection products allow the surgeon to perform SEPS to ligate incompetent veins endoscopically in a relatively atraumatic, bloodless manner. By utilizing the Company's Spacemaker technology, the surgeon is able to deploy an elongated balloon down the length of the patient's leg to create an operating space for access to one or more incompetent veins. Because the incisions needed for this procedure are very small (approximately one cm) and are remote from the area of ulcerated skin, the Company believes that wounds will heal more rapidly and that there will be fewer complications compared to open surgery and non-balloon assisted SEPS procedures. In addition, the bloodless working space created by the Company's balloon provides the surgeon with improved visualization of the veins requiring ligation, making the procedure easier and faster for the surgeon.

    The Company launched its initial product to treat venous stasis ulceration and venous insufficiency in January 1996. To date, the Company's Spacemaker I balloon dissection products have been used to treat nearly 140 patients suffering from venous stasis ulcers or venous insufficiency in over 50 centers across the United States, with results indicating successful outcomes. Additional outcome studies are underway that are designed to demonstrate that balloon assisted SEPS will produce faster healing rates, fewer complications and lower recurrence rates as compared to compression stockings or open surgical ligation or non-balloon assisted SEPS procedures. There can be no assurance that these studies will in fact demonstrate these benefits.

    SAPHENOUS VEIN HARVESTING

    In recent years, advanced coronary artery disease has been increasingly treated by coronary artery bypass graft (CABG) procedures, which involve grafting a portion of a patient's vein, taken from a different part of the body, around the blocked artery. More than 600,000 CABG procedures were performed worldwide in 1995. Nearly 90% of these procedures utilized the patient's saphenous vein as a bypass graft.

    Traditional saphenous vein harvesting procedures often require a continuous incision from the ankle to the upper thigh of a patient's leg. The saphenous vein is then dissected and removed, and the wound is sutured closed. A study involving over 1,000 patients indicates that the open surgical procedure for saphenous vein harvesting results in wound healing impairment in approximately 24% of patients. The length and invasiveness of the leg incision also causes significant postoperative patient pain and discomfort. Surgeons indicate that after the CABG procedure, patients more frequently complain about the pain caused by leg incisions than other aspects of the procedure.

    By utilizing the Company's balloon dissection technology in the saphenous vein harvest procedure, the surgeon can reduce the leg incision to three or four one-centimeter incisions, and can minimize damage to the muscles and nerve endings surrounding the saphenous vein. Early results from one market evaluation of saphenous vein harvest procedures using the Company's balloon dissection products involving five patients at a single center have indicated successful outcomes from the procedure including less postoperative pain, faster healing and less scarring than with traditional open procedures. The Company is currently establishing marketing evaluation sites and an outcome protocol to demonstrate further that the application of Spacemaker technology to saphenous vein harvesting will minimize pain, reduce length of hospital stay, decrease risk of morbidity and improve quality of life. There can be no assurance that these evaluations will in fact demonstrate these benefits.

    The Company currently is developing surgical instruments to facilitate the saphenous vein harvesting procedure, including instruments to ligate the side branches and instruments to perform additional harvesting of the saphenous vein. The Company has applied for FDA clearance for a Spacemaker serial surgical balloon dissector for use in saphenous vein harvesting procedures. The Company expects to receive clearance for this product in the first half of calendar year 1997.

    AORTIC RECONSTRUCTION

    Disruptions of blood flow to the aorta can lead to major cardiovascular complications and death. One form of disruption results from a weakening in the aortic wall that causes a bulge or aneurysm to form, commonly referred to as an abdominal aortic aneurysm ("AAA"). Because of the blood pressure in the aorta, an AAA is particularly susceptible to rupture, usually resulting in death. The National Center for Health Care Statistics estimates that approximately 1.5 million people in the United States have AAA's, with approximately 190,000 new patients diagnosed with AAA each year and approximately 45,000 AAA's repaired each year. A second, more gradual disruption of blood flow is caused by occlusive disease, which results in a blockage of the aorta. Although less dramatic, this form of aortic disease also requires a surgical solution, with approximately 40,000 grafts being performed annually to bypass the blockage.

    Until recently, the only means of repair for AAA and occlusive disease was open surgery. Open surgery is invasive, requires substantial incisions and long recovery times, and can lead to complications such as blood loss and infection. For example, the conventional treatment for aortic reconstruction is a complicated open procedure requiring a significant incision in the patient's abdomen, withdrawal of the patient's intestines to provide access to the aorta and cross-clamping of the aorta to stop blood flow. This procedure typically lasts two to four hours and is performed under general anesthesia. As a result of its invasiveness, open surgical aortic reconstruction has high mortality and complication rates.

    The Company believes that its Spacemaker balloon dissection technology may be used as a minimally invasive laparoscopic access device or as an aid to surgeons in open procedures for creating rapid access to the aortic aneurysm or occluded artery. The Company believes that its Spacemaker technology will allow treatment that is rapid and atraumatic and will allow the surgeon to create a relatively bloodless working space to access the aorta. The Company also believes that its balloon dissection products may lower the cost of the procedure. The Company is currently pursuing marketing-related clinical evaluations to optimize the application of its Spacemaker technology for the aortic reconstruction market.

    ORTHOPEDIC SPINE SURGERY

    The Company believes that its products can be used in several orthopedic spinal procedures to both reduce the costs of the procedure and enhance patient benefits. Foremost among these procedures is spinal fusion, which was performed approximately 200,000 times in the United States in 1994. Spinal fusion is usually performed to remove a ruptured vertebral disc that is causing significant patient discomfort, and subsequently to promote fusion between the then exposed and adjacent vertebrae. This fusion procedure can be promoted by any of several prosthetic systems, by traditional bone prostheses, or by a combination of the two.

    Most traditional open spinal fusion procedures have approached the spine from the back. Several newer procedures, some currently under clinical investigation, approach the spine through the abdomen, which appears to yield better results. The open abdominal approach is highly invasive, however, and has led researchers to try to develop a minimally invasive, transperitoneal laparoscopic approach. This approach still subjects the patient to the same risks associated with the open abdominal approach.

    The Company's balloon dissection products have been used in several cadaver studies in which an extraperitoneal laparoscopic approach to the spine has been successfully performed. In this procedure, the balloon is deployed in the retroperitoneal area under the rib cage and is inflated in order to dissect the peritoneum away from muscle layers in the back and side of the patient. By doing so, the surgeon can create a large working space to access the spine without entering the peritoneum. The Company believes the spinal fusion procedure is a natural extension of the aortic reconstruction application for balloon dissection technology because the required dissected space is essentially the same. The Company intends to conduct additional marketing-related clinical evaluations to optimize the design of the Company's Spacemaker balloon dissection systems for the orthopedic spine surgery market.

ADDITIONAL PRODUCTS UNDER DEVELOPMENT

    As part of its competitive strategy, GSI continually seeks to leverage its core technology to develop balloon dissection systems for new surgical procedures, as well as to develop new surgical instruments for MIS. The Company has made a significant investment in developing its proprietary balloon dissection technology and believes its research and development commitment in this area is critical to its competitive position. Research and development expenses for fiscal 1996, 1995 and 1994 were approximately $1.3 million, $1 million and $.5 million, respectively. As of June 30, 1996, the Company had 14 persons engaged in research and development activities.

    BALLOON DISSECTION PRODUCTS. The Company is currently developing a Spacemaker III product platform, designed as a one-piece instrument in which the balloon and guide rod are connected as a single unit. The Company believes the one-piece platform design will be easier to use than the two-piece Spacemaker platforms, because of the reduced number of steps a surgeon must perform in order to deploy the balloon and dissect the tissue at the target site. In addition, the Company expects the Spacemaker III platform to be less expensive to manufacture, resulting in reduced costs per procedure. The Company intends to continue to develop additional balloon shapes and sizes that can be used in conjunction with each of its Spacemaker product platforms. Additional surgical applications currently being targeted by the Company include long-bone plating for fractures and seural nerve harvests for reconstructive surgery.

    SURGICAL AND RELATED INSTRUMENTS. The Company is also exploiting its expertise in MIS to develop a range of instruments to maximize the surgeon's ability to perform MIS once an operative working space is created by the Company's balloon dissection products. For example, the Company has developed the KnotMaker suturing instrument, which is designed to allow the surgeon to maintain tension on the suture and deliver a pre-tied knot to the surgical site, rather than requiring the surgeon to tie the knot remote from the surgical site. The Company received 510(k) clearance for the KnotMaker suturing instrument in October 1994, and is currently conducting marketing-related clinical evaluations to optimize the design of the product for use in multiple applications. In addition, the Company is developing a specialized trocar with a balloon valve which provides a seal to maintain insufflation of the surgical space while allowing the use of laparoscopic and conventional non-laparoscopic instruments during MIS. For example, this specialized trocar would enable the use of conventional arterial cross clamps, which are particularly important in aortic reconstruction.

    Product research and development will require substantial expenditures, and there can be no assurance that the Company will be successful in identifying products for which demand exists, in developing products that have the characteristics necessary to treat target indications, or that any new product introduced will receive regulatory approval or be commercially successful.

MARKETING, SALES AND DISTRIBUTION

    The Company markets its products, both domestically and internationally, to general surgeons, urologists, gynecologists, vascular surgeons, orthopedic surgeons and cosmetic and reconstructive surgeons. Sales in the United States and internationally in the hernia market are made primarily through an exclusive relationship with USSC and through the Company's direct sales force. Sales of devices for other applications are made in the United States through the Company's direct sales force and internationally through the Company's network of distributors.

    MARKETING PROGRAMS. The Company's marketing strategy for its balloon dissection products is designed to target surgeons who are leaders in their respective surgical specialties, and to promote visibility of the Company's products and awareness of the clinical efficacy and cost effectiveness of surgical techniques that employ the Company's products. For direct product sales, the Company has targeted those surgical procedure markets that are highly concentrated, such as vascular surgery, plastic surgery and spinal repair. For more dispersed markets, and markets where surgeons require substantial training to use the Company's products, the Company has partnered or is seeking to partner with independent distributors that have well-established distribution networks across wide geographic areas as well as well-developed training programs.

    The Company has a program to disseminate clinical and technical information worldwide to educate surgeons about the benefits of the Company's products and to encourage surgeons to perform procedures utilizing the Company's products. In support of this program, the Company has produced and distributed to surgeons Spacemaker dissector procedure demonstration videos and educational videos for hernia repair, bladder neck suspension, cosmetic and reconstructive surgery and vascular surgery. In addition, the Company has developed relationships with several leading surgeons in each of the Company's targeted major surgical specialty areas who provide input on clinical and product development, as well as surgical procedures that are candidates for GSI's products. The Company is also pursuing a public relations campaign to increase patient awareness of the benefits of MIS and the improvements afforded by the use of balloon dissectors in such surgical procedures. In addition, the Company is actively sponsoring a number of marketing-related clinical evaluations designed to optimize the product design and to demonstrate the utility and ease of use of the Company's products.

    SALES IN THE UNITED STATES. GSI maintains a direct sales organization in the United States to market its products to general surgeons and specialists, and to support its distributor's sales efforts. As of June 30, 1996, the Company's sales force in the United States consisted of 10 persons. The Company's sales personnel are typically assigned to a particular surgical market. GSI is currently selling Spacemaker products in the hernia repair market, the breast augmentation and reconstructive surgery market, and the SEPS market. For the hernia surgery market, sales and marketing is principally conducted through a distribution agreement between the Company and USSC, a leading supplier of surgical instruments for laparoscopic procedures. Under this agreement, USSC has rights, co-exclusive with the rights of GSI, to distribute the Spacemaker I product for hernia repair and, to the extent permitted by the Company's initial 510(k) clearance for the Spacemaker I product, other applications. USSC's distribution rights are limited to only those products that are or could be covered by the Company's initial 510(k) clearance. From time to time, the Company and USSC have had disagreements regarding the extent of USSC's rights under the distribution agreement to distribute new products developed by the Company after the date of such agreement. USSC purchases hernia repair products from the Company and sells them individually or in combination with USSC products. The GSI products sold by USSC carry the GSI name and logo. The Company's sales to USSC have fluctuated significantly in the past, and the Company anticipates that such sales could fluctuate in the future. For example, purchases by USSC declined substantially in the quarter ended September 30, 1995, and then increased substantially in the subsequent quarter ended December 31, 1995. As a result, there can be no assurance that USSC will continue to purchase the Company's products in amounts equal to past levels or that USSC will purchase the minimum quantities required under the agreement. The distribution agreement with USSC expires in March 1997. The parties have been discussing a potential renewal of such agreement; however, there is no assurance that such agreement will be renewed and, in the interim, USSC may have built up its inventory of GSI balloon dissector products. In addition, during the renewal discussions, USSC has indicated that it currently intends to purchase less product. USSC could also elect to sell competitive products, rather than those of the Company, which could result in a decline of the Company's sales. A significant reduction in orders from USSC or a failure to renew the agreement with USSC could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in June 1996 the Company entered into a license and distribution agreement with Ethicon Endo-Surgery, Inc. ("EES") under which the Company has the right to manufacture EES balloon dissectors for EES and EES has the right to market its balloon dissection system in the laparoscopic hernia repair market. The parties expect to jointly develop and market a dissector for SUI repair in early calendar 1997. No manufacturing or distribution of products has occurred to date pursuant to the EES Agreement, and there can be no assurance that such manufacturing or distribution efforts will be successful. Although the Company intends to establish additional distributorships in the United States there can be no assurance that such efforts will be successful. Failure to diversify its distribution network in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

    SALES INTERNATIONALLY. The Company's products are currently sold internationally to general surgeons and specialists through USSC and independent distributors in Europe, Asia, Latin America and the Middle East. The Company generally operates under written agreements with its international distributors, which typically grant distributors the right to sell the Company's products within a defined territory and permit the distributors to sell other non-competing medical products. In addition, the agreements typically include minimum sales forecast requirements, minimum inventory forecast requirements, participation in trade shows and marketing efforts on behalf of GSI, and training and support service programs for end-users. The Company's distributors typically purchase the Company's products at discounts that vary by product and market.

    Substantially all of the Company's revenues to date have been derived from hernia repair products sold to USSC. Sales to USSC accounted for approximately 75% and 92% of the Company's total sales for the year ended June 30, 1995, and for the year ended June 30, 1996, respectively. Sales outside of the United States accounted for approximately 2%, 3% and 4% of the Company's sales in fiscal 1994, fiscal 1995 and the year ended June 30, 1996, respectively, and the Company expects that international sales will represent an increasing portion of revenue in the future. The Company records all sales to USSC as domestic sales; however, sales of the Company's products by USSC include sales to European and other countries internationally, made through Autosuture, Inc., a subsidiary of USSC.

MANUFACTURING

    The Company manufactures its products in a clean room facility in Palo Alto, California. The Company has implemented quality control systems as part of its manufacturing process, which are designed to enable the Company to achieve ISO 9001 certification for its products by the end of calendar year 1997. The Company has also been inspected by the California Department of Health Services ("CDHS"), on behalf of the CDHS and the FDA, and is registered with the State of California to manufacture its medical devices. The Company believes that it is in compliance with all FDA requirements including FDA Good Manufacturing Practices ("GMP") for medical devices. There can be no assurance, however, that the Company will attain ISO 9001 certification in calendar year 1997, or that the Company will remain in compliance with GMP, and failure to do so in either case could have a material adverse effect on the Company's business, operating results or financial condition.

    The Company occupies a single facility that houses its headquarters, administrative offices, research laboratories and manufacturing facilities. This facility is subject to a lease that expires in March 1998. While the Company believes that this space is adequate for its immediate needs, GSI will need to obtain additional office, development and manufacturing space to accommodate expected business growth during calendar year 1997 and the first calendar quarter of 1998. There can be no assurance that the Company will be able to obtain such additional facilities on commercially reasonable terms, or at all. If the Company is able to lease such additional space, there can be no assurance that the Company will be able to establish and certify adequate manufacturing capacity in a timely manner, or at all, in such space. Failure to obtain additional space or establish and certify adequate manufacturing capacity in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations.

    Raw materials used in the production of the Company's balloon dissector products are purchased from various qualified vendors, subjected to stringent quality specifications and assembled by the Company into the final balloon dissectors. Quality audits of suppliers are conducted, and the Company has adopted a vendor qualification program. The Company currently obtains certain products from single source suppliers, including its supplier of product molds. The Company believes that alternative suppliers are available for its raw materials and other product components and plans to qualify additional suppliers when sales volumes warrant. Although the Company intends to maintain sufficient levels of inventory to avoid any material disruption resulting from the scale-up of manufacturing, there can be no assurance that the Company will be able to manufacture and supply sufficient products to meet potential demand. In addition, there can be no assurance that the single source suppliers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The inability of GSI's single source suppliers to provide it with adequate supplies of high quality products, or the loss of any of the Company's single source suppliers, could cause a delay in GSI's ability to fulfill orders while the Company identifies and certifies a replacement supplier, and could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Factors Affecting Future Results-- Limited Manufacturing Experience; Uncertainty Regarding Future Facilities."

COMPETITION

    Competition in the market for medical devices and tissue dissection products is intense and is expected to increase. The Company competes primarily with other producers of MIS tissue dissection products. Origin, a subsidiary of Guidant Corporation, and others, currently compete with the Company in the development, production and marketing of MIS tissue dissection instruments and tissue dissection technology. To the extent that surgeons elect to use open surgical procedures rather than MIS, the Company also competes with producers of tissue dissection products used in open surgical procedures, such as blunt dissectors or graspers. A number of companies currently compete against the Company in the development, production and marketing of tissue dissection products and technology for open surgical procedures. In addition, the Company competes indirectly with producers of therapeutic drugs, when such drugs are used as an alternative to surgery. Many of the Company's competitors and potential competitors have substantially greater name recognition and capital resources than the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing.

    The Company believes that the primary competitive factors in the market for tissue dissection products include safety, efficacy, ease of use, quality, reliability and cost effectiveness. In addition, the length of time required for products to be developed and to receive regulatory approval is an important competitive factor. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so.

    The market for tissue dissection products is characterized by rapid technical innovation. Product development involves a high degree of risk and there can be no assurance that the Company's competitors and potential competitors will not succeed in developing and marketing technologies and products that are more effective than those developed and marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. The medical applications for which the Company's MIS tissue dissection products are used can also be addressed by other medical devices in either MIS or open surgical procedures, many of which are widely accepted in the medical community. There can be no assurance that a procedure using MIS balloon dissection technology will be able to replace such established products and procedures. Additionally, new surgical products or procedures could be developed that replace or reduce the importance of current procedures that use the Company's products.

PATENTS AND PROPRIETARY RIGHTS

    The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. The Company's patent strategy includes filing procedure-specific method patents for the use of the Company's products in new clinical applications. As of June 30, 1996, GSI had 16 United States patents issued, and had applied for an additional 45 United States patents, four of which had been allowed. In addition, GSI had two foreign patents issued, and 17 still in prosecution as of such date. In May 1996, the Company was issued a United States patent which contains method claims regarding the use of balloons to dissect tissue planes anywhere in the body. In May 1996, the Guidant Corporation unit of Origin MedSystems, Inc. filed an action in the U.S. District Court for the Northern District of California against GSI, alleging patent infringement of its patent entitled "Apparatus and Methods for Peritoneal Retraction." GSI subsequently filed an action against Origin Medsystems, Inc. in the U.S. District Court for the Northern District of California alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. A decision against the Company in either of these actions could have a material adverse effect on the Company's business, financial condition or results of operations.

    The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents or patents to which it has licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company or that the Company's existing patents will cover the Company's future products. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company.

    The Company has acquired a significant number of patent rights from third parties, including rights which apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products, which payments are expected to exceed certain minimum royalty payments due under agreements with such parties. The Company has also acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments, including the KnotMaker suturing instrument and the balloon valve trocar currently under development.

    One of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin, a competitor of the Company. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and the Company has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United Stated Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in this interference proceeding until calendar year 1997, and, while the Company believes that it will be successful in this interference proceeding, there can be no assurance of such success. Failure of the Company to prevail in such interference proceeding could have a material adverse effect on the Company's business, financial condition, or results of operations.

    The patent position of medical device manufacturers, including GSI, is uncertain and may involve complex legal and factual issues. Consequently, the Company does not know whether any of its applications will result in the issuance of any further patents, or whether issued patents will provide significant proprietary protection or will not be challenged, circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, GSI cannot be certain that it was the first creator of inventions covered by pending patent applications or issued patents, or that it was the first to file patent applications for such inventions. Moreover, the Company is currently participating in, and may in the future have to participate in, interference proceedings declared by the USPTO to determine the priority of inventions, which could result in substantial cost to the Company. There can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology.

    Legislation is pending in Congress that, if enacted in its present form, would limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as a part of, devices or compositions which are themselves patentable. While the Company cannot predict whether the legislation will be enacted, or precisely what limitations will result from the law if enacted, any limitation or reduction in the patentability of medical and surgical methods and procedures could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures. In addition, the patent laws of European and certain other foreign countries generally do not allow for the issuance of patents for methods of surgery in the human body. Accordingly, the ability of the Company to gain patent protection for its methods of tissue dissection will be significantly limited. As a result, there can be no assurance that the Company will be able to develop a patent portfolio in Europe or other foreign jurisdictions or that the scope of any patent protection will provide competitive advantages to the Company.

    GSI also relies upon technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute appropriate confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationship with the Company. There can be no assurance, however, that these agreements will not be breached or that GSI will have adequate remedies for any such breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that GSI can meaningfully protect its rights in unpatented proprietary technology.

GOVERNMENT REGULATION

    UNITED STATES. The Company's Spacemaker balloon dissection systems and other products are subject to extensive and rigorous regulation by the United States Food and Drug Administration (the "FDA") and, to varying degrees, by state and foreign regulatory agencies. Under the Federal Food, Drug, and Cosmetic Act, the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use. Prior to commercialization, a medical device generally must receive prior FDA clearance or approval, which can be an expensive, lengthy, and uncertain process.

    In the United States, medical devices are classified into one of three classes (I.E., Class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (E.G., labeling, premarket notification and adherence to GMPs) and Class II devices are subject to general and special controls (E.G., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval ("PMA") by the FDA to ensure their safety and effectiveness (E.G., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

    Before a new device can be introduced into the market in the United States, the manufacturer or distributor generally must obtain FDA marketing clearance through either a 510(k) premarket notification or a PMA application. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to a Class I or Class II medical device or a Class III medical device for which FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). The 510(k) must be supported by appropriate information establishing to the satisfaction of the FDA the claim of substantial equivalence to a predicate device. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence, including more frequent requests for clinical data in 510(k) submissions.

    The FDA also has the authority to require clinical testing of certain medical devices. If clinical testing of a device is required and if the device presents a "significant risk," an Investigational Device Exemption ("IDE") application must be approved prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an IRB pursuant to FDA regulations.

    Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution unless and until an order is issued by the FDA finding the product to be substantially equivalent. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, but may take longer. In response to a 510(k), the FDA may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may require further information, including clinical data, to make a determination regarding substantial equivalence, or may determine that the proposed device is not substantially equivalent and require a PMA. Such a request for additional information or determination that the device is not substantially equivalent would delay market introduction of the product. There can be no assurance that the Company will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k).

    For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA. Such a prohibition could have a material adverse effect on the Company's business, financial condition and results of operations.

    If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA. A PMA must be supported by extensive data, including, laboratory, preclinical and clinical trial data to prove the safety and effectiveness of the device as well as extensive manufacturing information. Following receipt of a PMA, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. The PMA approval process can be lengthy, expensive and uncertain. FDA review of a PMA generally takes approximately two years or more from the date of filing to complete. If granted, the approval of the PMA may include significant limitations on the indicated uses for which a product may be marketed.

    Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The Spacemaker I platform, Spacemaker II platform, Spacemaker Resposable platform, and KnotMaker product each have received 510(k) clearance for use during general, endoscopic, laparoscopic, or cosmetic and reconstructive surgery, either when tissue dissection is required or, with respect to the KnotMaker product, when a surgical knot for suturing is required. The Company has promoted these products for performing the dissection required for selected applications (E.G., hernia repair, SEPS and breast augmentation and reconstruction), and may in the future promote these products for the dissection or knotmaking required for additional selected applications (E.G., treatment of stress urinary incontinence, saphenous vein harvesting and a variety of retroperitoneal procedures such as spinal fusion). Although the Company believes that these narrower applications are covered by the 510(k) clearance already received for each of these products, there can be no assurance that the FDA will not consider promotion of these products for performing the dissection or knotmaking required for such narrower indications to be a major change to the intended use of the device and require a new 510(k) submission. In addition, since its receipt of 510(k) clearances for these products, the Company has made product modifications, including developing new balloon shapes and sizes to facilitate dissection for specific applications. Although the Company believes that these product modifications are covered by the 510(k) clearances already received, there can be no assurance that the FDA will agree with the Company's determination or will not require a new 510(k) submission for some or all of the new balloon shapes and sizes or other modifications. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company anticipates filing a 510(k) submission for its specialized trocar with a balloon valve, which provides a seal to maintain insufflation of the surgical space during MIS. There can be no assurance that the FDA will grant 510(k) clearance for the Company's specialized trocar on a timely basis, if at all.

    In addition, there can be no assurance that the Company will be able to obtain future 510(k) clearances or PMA approvals, if required, to market its products for the intended uses on a timely basis, if at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The need for additional clearances or approvals could cause the Company to utilize significant unanticipated resources and capital and could prohibit or delay product introductions, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is subject to pervasive and continuing regulation, including routine inspection by the FDA and state agencies, such as the California Department of Health Services ("CDHS"). Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a company report to FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Delays in receipt of, or failure to obtain regulatory clearances and approvals, the restriction, suspension or revocation of regulatory clearances and approvals, if obtained, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. In July 1995, the Company's Palo Alto facility was inspected by the CDHS, acting for itself and under contract with the FDA. The Company received no material inspectional observations. The FDA has proposed changes to the GMP regulations that will likely increase the cost of compliance with GMP requirements. If finalized, the proposed GMP changes will cover device design and servicing and will establish other new requirements. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

    The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, environmental protection, and fire hazard control. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

    Regulations regarding the development, manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations.

    INTERNATIONAL. Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The Company currently relies on its distributors for the receipt of premarket approvals and compliance with clinical trial requirements in those countries that require them, and the Company expects to continue to rely on distributors in those countries where the Company continues to use distributors. Many countries in which the Company intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more expensive regulations in the future that could adversely affect the Company's ability to market its products. Other countries, such as Japan, have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in others. The products sold by the Company are subject to premarket approval as well as other regulatory requirements in many countries.

    In order to continue selling its products within the European Economic Area following June 14, 1998, the Company is required to achieve compliance with the requirements of the Medical Devices Directive (the "MDD") and affix CE marking on its products to attest such compliance. To achieve this, the

Company's products must meet the Essential Requirements as defined under the MDD relating to safety and performance of its products and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a Notified Body selected by the Company. The nature of such assessment will depend on the regulatory class of the Company's products. Under European law, the Company's products are likely to be in Class IIA or lower. In the case of a Class IIA product the Company can choose between two options. Under the first option the Company must establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD (this corresponds to a quality system described in ISO 9001 and EN 46001 standards). The Notified Body must audit this quality system and determine if it meets the requirements of the MDD. The second option involves two stages. First, the Company would declare that its products comply with the provisions of the MDD that apply to them and prepare technical documentation to allow the conformity assessment of the products. Next, the Company could choose to do one of the following: (i) request the Notified Body to carry out batch testing of the finished products to verify their conformity, (ii) set up a complete quality system for manufacture subject to assessment by the Notified Body or (iii) set up a quality system for the final testing of products subject to conformity assessment by the Notified Body. Irrespective of the conformity assessment route chosen by the Company, the Company must ensure that the products comply with the Essential Requirements of the MDD. In order to comply with these requirements, the Company must, among other things, carry out a risk analysis. The Company may have to present clinical data to provide evidence of compliance with certain Essential Requirements if evidence by other means is insufficient. The clinical data presented by the Company must provide evidence that the products meet the performance specifications claimed by the Company, provide sufficient evidence of adequate assessment of unwanted side-effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. The Company will be subject to continued supervision by the Notified Body and will have to report any serious adverse incidents to the appropriate authorities. The Company also will have to comply with additional national requirements that are beyond the scope of the MDD. The Company believes that it will comply with the CE marking requirements prior to June 14, 1998. Failure to do so would mean that the Company would be unable to sell its products in the European Economic Area unless and until compliance was achieved, which could have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to achieve or maintain compliance required for CE marking or any or all of its products or that it will be able to produce its products timely and profitably while complying with the requirements of the MDD and other regulatory requirements.

THIRD-PARTY REIMBURSEMENT

    In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients.

    The Company's success will depend upon the ability of surgeons to obtain satisfactory reimbursement from healthcare payors for the Company's products. Reimbursement in the United States for the Company's balloon dissection products is currently available from most third-party payors, including most major private health care insurance plans and Medicaid, under existing surgical procedure codes. The Company does not expect that third-party reimbursement in the United States will be available for use of its other products unless and until FDA clearance or approval is received. If FDA clearance or approval is received, third-party reimbursement for these products will be dependent upon decisions by individual health maintenance organizations, private insurers and other payors. Many payors, including the federal Medicare program, pay a preset amount for the surgical facility component of a surgical procedure. This amount typically includes medical devices such as the Company's. Thus, the surgical facility or surgeon may not recover the added cost of the Company's products. In addition, managed care payors often limit coverage to surgical devices on a pre-approved list or obtained from an exclusive source. If the Company's products are not on the list or are not available from the exclusive source, the facility or surgeon will need to obtain an exception from the payor or the patient will be required to pay for some or all of the cost of the Company's product. The Company believes that procedures using its balloon dissection products may be reimbursed in the United States under certain existing procedure codes. However, there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to achieve or maintain profitability.

    Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's balloon dissectors and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. Currently, the Company has been informed by its international distributors that balloon dissectors have been approved for reimbursement in many of the countries in which the Company markets its products. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company's sales, business, financial condition and results of operations.

    Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of the Company's balloon dissection systems. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that surgeons will support and advocate reimbursement for use of the Company's systems for all applications intended by the Company. Failure by surgeons, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY AND INSURANCE

    The Company's business involves an inherent risk of exposure to product liability claims. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will be able to avoid significant product liability claims and potential related adverse publicity. The Company maintains product liability insurance with coverage limits of $5,000,000 per occurrence and an annual aggregate maximum of $5,000,000, which the Company believes is comparable to that maintained by other companies of similar size serving similar markets. However, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will continue to be available on commercially reasonable terms, or at all.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain hazardous and potentially hazardous substances used in connection with the Company's operations. Although the Company believes that it has complied with these laws and regulations in all material respects and to date has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental regulations in the future.

EMPLOYEES

    As of June 30, 1996, GSI employed 64 individuals, 19 of whom were engaged directly in research, development, regulatory and quality assurance affairs, 19 in manufacturing, 17 in marketing and sales and nine in finance and administration. The Company also contracts with outside consultants. None of the Company's employees is covered by a collective bargaining agreement. GSI believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company and their ages as of July 1, 1996 are as follows:

NAME                              AGE                                         POSITION
- ----------------------------      ---      ------------------------------------------------------------------------------
Roderick A. Young                     52   President, Chief Executive Officer and Director
James E. Jervis                       60   Vice President of Research and Development
Gregory D. Casciaro                   40   Vice President of Sales and Marketing
Stephen J. Bonelli                    34   Chief Financial Officer, Vice President of Finance, and Treasurer
Ferolyn T. Powell                     33   Vice President of Operations
Thomas J. Fogarty, M.D.               62   Chairman of the Board of Directors

    The officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors or officers of GSI.

    RODERICK A. YOUNG joined GSI in August 1993, and serves as President and Chief Executive Officer. From May 1993 until joining GSI, Mr. Young was President and CEO of Focus Surgery, Inc., a medical device company that was spun out of Diasonics, Inc. in October 1993. Prior to Focus Surgery, Mr. Young served in various executive positions, including President, Chief Financial Officer and Chief Operating Officer of Diasonics, Inc. a medical products manufacturer, from May 1990 to May 1993. Mr. Young serves or has served on the Board of Directors of Diasonics and Pacific Gateway Properties, Inc. and several privately held companies. Mr. Young received a B.S. degree in Industrial Engineering from Stanford University and an MBA from Harvard Business School.

    JAMES E. JERVIS joined GSI in March 1994, and serves as Vice President of Research and Development. Prior to joining GSI, Mr. Jervis had 30 years of engineering design, development and operations experience at Raychem Corporation. At Raychem, Mr. Jervis held various executive positions, including Director of New Business Development, General Manager - Medical Products Group and Operations Manager. Mr. Jervis holds 19 patents and is named as inventor in over 50 other patents. Mr. Jervis received a BSME degree and an MBA from Stanford University.

    GREGORY D. CASCIARO joined GSI in February 1995, and serves as Vice President of Sales and Marketing. Prior to joining GSI, Mr. Casciaro held various positions at Devices for Vascular Intervention, Inc., a medical device manufacturer, including Vice President of Sales, from June 1991 to February 1995. Previously, Mr. Casciaro held various sales positions at North American Instrument Corporation, a medical device company, from March 1983 to May 1991. Mr. Casciaro received a B.S. degree in Business Administration at Marquette University.

    STEPHEN J. BONELLI joined GSI in September 1994, and serves as Chief Financial Officer, Vice President of Finance, and Treasurer. Prior to joining GSI, Mr. Bonelli held financial management positions at Coactive Computing Corporation, a computer networking company, from November 1993 to August 1994, and Ready Systems Corporation, a software company, from May 1990 to October 1993. Previous to those positions, Mr. Bonelli held a management position with Ernst & Young. Mr. Bonelli received a B.S. degree in Business Administration from California Polytechnic State University, San Luis Obispo. Mr. Bonelli is a Certified Public Accountant.

    FEROLYN T. POWELL joined GSI in October 1995, and serves as Vice President of Operations. Prior to joining GSI, Ms. Powell served as Director of Research and Development at Adjacent Surgical, Inc. from

June 1995 to October 1995, and as Senior Engineer, Project Manager and Director at Devices for Vascular Interventions, Inc. from September 1992 to June 1995. Previous to those positions, Ms. Powell held technical management positions at Frantz Medical Development Ltd. and Life Systems, Inc. Ms. Powell received her M.S. degree in Engineering from the University of Akron and her B.S. degree in Chemical Engineering from Cleveland State University.

    DR. THOMAS J. FOGARTY co-founded GSI in April 1992, and has been a director of the Company since that time. Dr. Fogarty has an appointment at Stanford University as a Professor of Surgery. He holds over 50 patents in surgical instrumentation, including the Fogarty balloon catheter and the Fogarty vascular clamp. Dr. Fogarty has also been instrumental in founding a variety of medical device companies over the past 30 years, including Cardiac Pathways, Inc., CardioVascular Concepts, Perclose, Inc. and Ventritex. Dr. Fogarty is also a founding general partner of Three Arch Partners, a venture capital investment firm. Dr. Fogarty received his M.D. from the University of Cincinnati College of Medicine.

ITEM 2. PROPERTIES

    The Company occupies a facility of approximately 19,500 square feet in Palo Alto, California which houses the Company's headquarters, administrative offices, research laboratories and manufacturing facilities. The facility is subject to a lease which expires on March 31, 1998. While the Company believes that this space is adequate for its immediate needs, GSI will need to obtain additional office, development and manufacturing space to accommodate expected business growth during calendar year 1997 and the first calendar quarter of 1998. There can be no assurance that such additional facilities will be available on commercially reasonable terms, if at all.

ITEM 3. LEGAL PROCEEDINGS

    In May, 1996, the Guidant Corporation unit of Origin MedSystems, Inc. filed an action against GSI in the United States District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apperatus and Methods for Peritoneal Retraction." GSI subsequently filed a claim against Origin Medsystems, Inc. in the United States District Court for the Northern District of California, alleging that the use of Origin's balloon dissection products infringe its patent for a method of tissue plane dissection using balloon systems. In addition, one of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin, a competitor of the Company. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and the Company has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in the interference proceeding until calendar year 1997, and, while the Company believes it will be successful in this interference proceeding there can be no assurance of such success. Failure of the Company to prevail in such interference proceeding could have a material adverse effect on the Company business, financial condition or results of operation. A decision against the Company in either of these actions could have a material adverse effect on the Company's business, financial condition or results of operations.

    From time to time the Company may be exposed to litigation arising out of its products or operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company, expect for the patent interference proceedings discussed herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND SHAREHOLDER MATTERS

MARKET INFORMATION

    The Company completed its initial public offering on May 15, 1996, and the Company's common stock is traded on The Nasdaq National Market under the symbol GSII. As of June 30, 1996 the Company had approximately 101 shareholders of record.

    The following table shows the Company's high and low selling prices for the fiscal year ended June 30, 1996 as reported by Nasdaq:

                                                                                     1996
                                                                           ------------------------
                                                                            HIGH BID      LOW BID
                                                                           -----------  -----------
Fourth Quarter...........................................................   $   24.25    $   14.25

    Future stock prices may be subject to volatility particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

DIVIDEND POLICY

    The Company has not paid dividends on its common stock and has no present plans to do so. Provisions of the Company's bank line of credit prohibit the payment of dividends without the bank's permission.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                  YEARS ENDED JUNE 30,
                                                 ------------------------------------------------------
                                                     1996          1995          1994          1993
                                                 ------------  ------------  ------------  ------------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales..........................................  $      6,165  $      2,437  $        789  $
Cost of Sales..................................         2,772         1,262           600
                                                 ------------  ------------  ------------  ------------
Gross Profit...................................         3,393         1,175           189       --
                                                 ------------  ------------  ------------  ------------
Operating Expenses:
  Research and development.....................         1,306           975           496           750
  Selling, general and administrative..........         5,204         4,258         2,870           440
  Write-off of acquired in-process research and
    development................................         2,791
                                                 ------------  ------------  ------------  ------------
    Total operating expenses...................         9,301         5,233         3,366         1,190
                                                 ------------  ------------  ------------  ------------
Operating loss.................................        (5,908)       (4,058)       (3,177)       (1,190)
Interest and other income (expense), net.......           443             7            58            18
                                                 ------------  ------------  ------------  ------------
Net loss.......................................  $     (5,465) $     (4,051) $     (3,119) $     (1,172)
                                                 ------------  ------------  ------------  ------------
                                                 ------------  ------------  ------------  ------------
Net loss per share.............................  $      (0.74) $      (0.62) $      (0.49) $      (0.20)
                                                 ------------  ------------  ------------  ------------
                                                 ------------  ------------  ------------  ------------
Shares used in computing net loss per share....     7,411,099     6,495,826     6,312,569     5,993,264
                                                 ------------  ------------  ------------  ------------
                                                 ------------  ------------  ------------  ------------

CONSOLIDATED BALANCE SHEET DATA:

                                                                               JUNE 30,
                                                              -------------------------------------------
                                                                 1996       1995       1994       1993
                                                              ----------  ---------  ---------  ---------
                                                                            (IN THOUSANDS)
Cash, cash equivalents and available-for-sale securities....  $   49,790  $   4,541  $   2,301  $     336
Working capital.............................................      50,068      4,457      2,516        169
Total assets................................................      52,767      6,245      3,525        560
Convertible redeemable preferred stock......................      --         13,225      6,841      1,462
Accumulated deficit.........................................     (13,817)    (8,352)    (4,301)    (1,182)
Shareholders' equity (deficit)..............................      50,474     (8,316)    (4,279)    (1,161)

(1) The Company did not conduct material operations from April 13, 1992, the Company's inception date, through June 30, 1992. Operating expenses were not material and approximated $10,000 for the period and, therefore, financial data for this period is not presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its inception in April 1992, GSI has been engaged in the development, manufacturing and marketing of balloon dissection systems and related minimally invasive surgical instruments. The Company began commercial sales of its balloon dissection systems for hernia repair in September 1993. To date, the Company has received from the FDA four 510(k) clearances for use of the Company's technology to perform dissection of tissue planes anywhere in the body using a broad range of balloon sizes and shapes. The Company currently sells products in the United States and certain other countries in Europe, Asia and South America for selected applications, such as hernia repair, saphenous endoscopic perforator surgery and breast augmentation and reconstruction surgery.

    In March 1994, the Company entered into a distribution agreement with USSC providing USSC with limited exclusive rights to distribute the Company's balloon dissection systems in the hernia repair market in both the United States and certain international countries, and USSC is obligated to purchase minimum quantities of the Company's products. Substantially all of the Company's revenues have been derived from sales to USSC, which include sales to Autosuture, Inc., a subsidiary of USSC, with USSC representing approximately 75% and 92% of the Company's total net revenues for fiscal 1995 and 1996, respectively. Sales outside of the United States accounted for approximately 3% and 4% of the Company's sales in fiscal 1995, and fiscal 1996, respectively, and the Company expects that international sales will represent an increasing portion of revenue in the future. The Company records all sales to USSC as domestic sales; however, sales of the Company's products by USSC include sales to European and other foreign countries, made through Autosuture. The Company's sales to USSC have fluctuated significantly in the past, and the Company anticipates that such sales could fluctuate in the future. In addition, the distribution agreement with USSC expires in March 1997. The parties have been discussing a potential renewal of such agreement; however, there is no assurance that such agreement will be renewed and, in the interim, USSC may have built up its inventory of GSI balloon dissector products. In addition, during the renewal discussions, USSC has indicated that it currently intends to purchase less product. A significant reduction in orders from USSC or a failure to renew the agreement with USSC could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors Affecting Future Results-- Dependence Upon Key Distributor; Limited Marketing and Direct Sales Experience." The Company also recently entered into a license and distribution agreement with Ethicon-Endo Surgery, Inc. ("EES") under which the Company has the right to manufacture EES baloon dissectors for EES and EES has the right to market its balloon dissection system in the laparoscopic hernia repair market. The parties expect to jointly develop and market a dissector for SUI repair in early calendar 1997. No manufacturing or distribution of products has occured to date persuant to the EES agreement, and there can be no assurance that such manufacturing or distribution efforts will be successful.

    Additional sales in the United States are currently made through a small direct sales force. The Company currently sells its products in international markets through a limited number of distributors who resell to surgeons and hospitals. The Company plans to increase its direct sales force in the United States and may seek to establish a direct sales force in one or more other countries in the future. Any increase in the Company's direct sales force will require significant expenditures and additional management resources. There can be no assurance that any such direct sales force, if established, will be successful.

    To date, all of the sales to USSC and other distributors and almost all of the sales by the Company's direct sales force have been for use in hernia repair procedures. While the Company has developed balloon dissection systems for other applications, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through fiscal 1997. There can be no assurance that the Company will be successful in generating sales of such products for any other applications.

    The Company has acquired a significant number of patent rights from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products, which payments are expected to exceed certain minimum royalty payments due under agreements with such parties. The Company has also acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments, including the KnotMaker product and the balloon valve trocar currently under development.

    In February 1996, the Company acquired Adjacent Surgical, Inc., a company engaged in the development of balloon dissection systems for use in vascular applications. The transaction resulted in a one-time expense related to in-process research and development of approximately $2.8 million, in the quarter ended March 31, 1996. From time to time, the Company has had discussions with third parties regarding various strategic relationships, including the potential sale of the Company, although the Company currently has no commitments with respect to any such relationships. The Company may continue to have discussions regarding potential strategic relationships in the future. However, there can be no assurance that any such strategic relationship will occur.

    The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through calendar 1996. The increase in the Company's sales to date has been due to demand for the Company's balloon dissector systems principally for hernia repair. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of balloon dissection systems for other applications, the Company anticipates that it will be required to make significant additional expenditures in manufacturing, research and development (including marketing related clinical evaluations), sales and marketing and administration. In addition, the Company anticipates higher administration expenses resulting from its obligations as a public reporting company.

    The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including purchases of the Company's products by USSC, the status of the Company's relationship with USSC or other partners, the mix of sales among the distributors and the Company's direct sales force, timing of new product introductions or transitions to new products, the margins recognized from products for various surgical procedures, the progress of marketing-related clinical evaluations, the introduction of competitive products (including pricing pressures), activities related to patents and patent approvals (including litigation) and regulatory and third-party reimbursement matters, the Company's ability to manufacture its products efficiently, and the timing of research and development expenses (including marketing-related clinical evaluations). In addition, the Company's results of operations could be affected by the timing of orders from distributors, expansion of the Company's distributor network, the ability of the Company's distributors to effectively promote the Company's products and the ability of the Company to quickly and cost effectively increase its direct domestic sales force. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced sales growth in recent periods, there can be no assurance that, in the future, the Company will sustain sales growth or gain profitability on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

    The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain data from the Company's consolidated statement of operations, expressed as a percentage of net revenues:

AS A PERCENTAGE OF SALES:

                                                                    YEARS ENDED JUNE 30,
                                                          ----------------------------------------
                                                              1996          1995          1994
                                                          ------------  ------------  ------------
Sales...................................................      100.0 %       100.0 %       100.0 %
Cost of sales...........................................       45.0          51.8          76.0
                                                             ------        ------        ------
Gross profit............................................       55.0          48.2          24.0
                                                             ------        ------        ------
Operating Expenses:
  Research and development..............................       21.2          40.0          62.9
  Selling, general and administrative...................       84.4         174.7         363.8
  Write-off of acquired in-process research and
    development.........................................       45.3          --            --
                                                             ------        ------        ------
    Total operating expenses............................      150.9         214.7         426.7
                                                             ------        ------        ------
Operating loss..........................................      (95.9)       (166.5)       (402.7)
Interest and other income (expense), net................        7.3           0.3           7.4
                                                             ------        ------        ------
Net loss................................................      (88.6)%      (166.2)%      (395.3)%
                                                             ------        ------        ------
                                                             ------        ------        ------

    YEARS ENDED JUNE 30, 1996 AND 1995

    SALES. Sales increased by 153% to $6.2 million in fiscal 1996 from $2.4 million in fiscal 1995. This increase was due primarily to the growth in unit sales of the Spacemaker I platform to USSC for the hernia market and, to a lesser extent, from sales of the Spacemaker II platform, which was introduced in October 1995.

    COST OF SALES. Cost of sales increased by 120% to $2.8 million in fiscal 1996 from $1.3 million in fiscal 1995, and decreased as a percentage of sales to 45% in the 1996 period from 52% in the 1995 period. This increase in absolute dollars was primarily a result of the costs of additional manufacturing capacity and personnel necessary to support increased sales volume, which was offset by leveraging certain fixed overhead expenses across a higher base of sales.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which include expenditures for marketing-related clinical evaluations and regulatory expenses, increased by 34% to $1.3 million in fiscal 1996 from $975,000 in fiscal 1995 and decreased as a percentage of sales to 21% in the 1996 period from 40% in the 1995 period as a result of higher sales volume in the 1996 period. The Company expects research and development expenses to increase in absolute dollars as the Company pursues development of new products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 22% to $5.2 million in fiscal 1996 from $4.3 million in fiscal 1995. This increase was primarily due to the growth of a direct sales force in the United States and the growth in marketing and other personnel associated with the Company's higher levels of operations. The Company expects selling, general and administrative expenses to continue to increase in absolute dollars as the Company's level of sales and manufacturing operations increases and as the Company increases its finance and administrative expenditures to meet its obligations as a public reporting company.

    NET LOSS. The Company had a net loss of $5.5 million in the year ended June 30, 1996 compared to a net loss of $4.1 million in the year ended June 30, 1995. The 1996 net loss reflected a one-time expense related to the write-off of acquired in process research and development of $2.8 million, incurred in connection with the Company's acquisition of Adjacent Surgical, Inc. in February 1996.

    YEARS ENDED JUNE 30, 1995 AND 1994

    SALES. Sales increased by 209% to $2.4 million in fiscal 1995 from $789,000 in fiscal 1994. This increase was due primarily to an increase in unit sales of the Spacemaker I platform to USSC for the hernia market.

    COST OF SALES. Cost of sales increased by 110% to $1.3 million in fiscal 1995 from $600,000 in fiscal 1994 and decreased as a percentage of sales to 52% in the 1995 fiscal year from 76% in the 1994 fiscal year. The increase in absolute dollars was primarily a result of the increased volume of products sold and, to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume. The increased volume of products sold also resulted in the decrease in cost of sales as a percentage of sales, as certain fixed overhead expenses were leveraged across a higher sales base.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 97% to $975,000 in fiscal 1995 from $496,000 in fiscal 1994 and decreased as a percentage of sales to 40% in the 1995 fiscal year from 63% in the 1994 fiscal year. The increase in absolute dollars was primarily attributable to the addition of research and development personnel and related use of supplies and inventory, and increased levels of spending associated with developing versions of the Spacemaker platform primarily for the cosmetic and reconstructive surgery market. The decrease as a percentage of sales was the result of higher sales in fiscal 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 48% to $4.3 million in fiscal 1995 from $2.9 million in fiscal 1994. This increase was primarily attributable to the result of the establishment of a direct sales force in the United States, patent and related litigation expenses, and additional costs of marketing and other personnel necessary to support the higher level of operations.

QUARTERLY RESULTS OF OPERATIONS

    The following tables set forth certain unaudited consolidated quarterly results of operations for the fiscal year ended June 30, 1996, as well as such data expressed as a percentage of the Company's net sales. This information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normally recurring adjustments) necessary to fairly present this information when read in conjunction with the consolidated financial statements and notes thereto.

The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                  THREE MONTHS ENDED (IN THOUSANDS)
                                        ------------------------------------------------------
                                          6/30/96       3/31/96       12/31/95      9/30/95
                                        ------------  ------------  ------------  ------------
Sales.................................  $   2,744     $   1,713     $   1,217     $     491
Cost of Sales.........................      1,118           734           586           334
                                        ------------  ------------  ------------  ------------
Gross Profit..........................      1,626           979           631           157
                                        ------------  ------------  ------------  ------------
Operating Expenses:
  Research and development............        442           384           278           202
  Selling, general and
    administrative....................      1,506         1,239         1,393         1,066
  Write-off of acquired in-process
    research and development..........                    2,791
                                        ------------  ------------  ------------  ------------
    Total operating expenses..........      1,948         4,414         1,671         1,268
                                        ------------  ------------  ------------  ------------
Operating loss........................       (322)       (3,435)       (1,040)       (1,111)
                                        ------------  ------------  ------------  ------------
Interest and other income (expense),
 net..................................        292            63            25            63
                                        ------------  ------------  ------------  ------------
Net loss..............................  $     (30)    $  (3,372)    $  (1,015)    $  (1,048)
                                        ------------  ------------  ------------  ------------
                                        ------------  ------------  ------------  ------------


                                                          THREE MONTHS ENDED
                                        ------------------------------------------------------
                                          6/30/96       3/31/96       12/31/95      9/30/95
                                        ------------  ------------  ------------  ------------
Sales.................................      100.0 %       100.0 %       100.0 %       100.0 %
Cost of Sales.........................       40.7          42.8          48.2          68.0
                                        ------------  ------------  ------------  ------------
Gross Profit..........................       59.3          57.2          51.8          32.0
                                        ------------  ------------  ------------  ------------
Operating Expenses:
  Research and development............       16.1          22.4          22.8          41.1
  Selling, general and
    administrative....................       54.9          72.3         114.5         217.2
  Write-off of acquired in-process
    research and development..........       --           162.9          --            --
                                        ------------  ------------  ------------  ------------
    Total operating expenses..........       71.0         257.6         137.3         258.3
                                        ------------  ------------  ------------  ------------
Operating loss........................      (11.7)       (200.4)        (85.5)       (226.3)
Interest and other income (expense),
 net..................................       10.6           3.7           2.1          12.8
                                        ------------  ------------  ------------  ------------
Net loss..............................       (1.1)%      (196.7)%       (83.4)%      (213.5)%
                                        ------------  ------------  ------------  ------------
                                        ------------  ------------  ------------  ------------

    Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) new product introductions by the Company and its competitors and the resulting product transitions, (ii) purchases of the Company's products by USSC, (iii) the status of the Company's relationship with USSC, (iv) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (v) the sales efforts of the Company's distributors, (vi) the mix of sales among distributors and the Company's direct sales force, (vii) timing of patent and regulatory approvals, (viii) timing of operating expenditures, (ix) the Company's ability to manufacture its products efficiently, (x) timing of research and development expenses, including marketing-related clinical evaluation expenditures, (xi) intellectual property litigation and (xii) general market conditions. The Company's sales in any period are highly dependent upon the marketing efforts and success of USSC, which are not within the control of the Company. From time to time, the Company and USSC have had disagreements regarding the extent of USSC's right under the distribution agreement to distribute new products developed by the Company after the date of such agreement. The Company's sales to USSC have fluctuated significantly in the past, and the Company anticipates that such sales could fluctuate in the future. For example, purchases by USSC declined substantially in the quarter ended September 30, 1995, and then increased substantially in the subsequent quarter ended December 31, 1995. Accordingly, any decline in purchases by USSC could result in a decline of sales and adversely affect the Company's operating results. The agreement expires in March 1997, and may not be renewed. Failure to renew could have a material adverse effect on business, financial condition and results of operations. The Company also recently entered into a license and distribution agreement with Ethicon-Endo Surgery, Inc. ("EES") under which the Company has the right to manufacture EES baloon dissectors for EES and EES has the right to market its balloon dissection system in the laparoscopic hernia repair market. The parties expect to jointly develop and market a dissector for SUI repair in early calendar 1997. No manufacturing or distribution of products has occured to date persuant to the EES agreement, and there can be no assurance that such manufacturing or distribution efforts will be successful. In addition, announcements or expected announcements by the Company, its competitors or its distributors of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible to make. There can be no assurance that in the future the Company will achieve revenue growth or become profitable on a quarterly or annual basis or that its growth will be consistent with predictions by securities analysts and investors.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $13.8 million at June 30, 1996. The Company has funded its operations primarily through the sale of equity securities. From its inception through June 30, 1996 the Company raised approximately $15.2 million through the private placement of equity securities and approximately $46.9 million (net of underwriting discounts and commissions) in an initial public offering.

    As of June 30, 1996 the Company's principal source of liquidity consists of cash, cash equivalents and short-term investments of $49.8 million.

    The Company expects to incur substantial additional costs, including costs related to increased sales and marketing activities, increased research and development, expenditures in connection with seeking regulatory approvals and conducting additional marketing-related clinical evaluations, capital equipment and other costs associated with expansion of the Company's manufacturing capabilities and higher administration costs resulting from its obligations as a reporting company. While the Company believes that its current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through calendar 1997, there can be no assurance that the Company will not require additional financing within this time frame. The Company may seek additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all.

FACTORS AFFECTING FUTURE RESULTS

    LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES. The Company was organized in April 1992 and began commercially shipping its first Spacemaker products in September 1993. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of June 30, 1996, the Company had an accumulated deficit of $13.8 million. The Company's operating net losses for the fiscal years ending June 30, 1994, 1995 and 1996 were $3.1 million, $4.1 million and $5.5 million, respectively. The Company expects to continue to incur significant operating losses on a quarterly and annual basis. Since the introduction of its initial products, the Company has yet to achieve profitability and may never do so in the future. Due to the Company's limited operating history, there can be no assurance of sales growth or profitability on a quarterly or annual basis in the future. The Company intends to increase significantly its investments in research and development, sales and marketing, marketing-related clinical evaluations and related infrastructure. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if sales do not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must respond to competitive developments, continue to attract, retain and motivate qualified persons and successfully commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

    DEPENDENCE UPON BALLOON DISSECTION PRODUCTS; RISK OF TECHNOLOGICAL OBSOLESCENCE. All of the Company's sales since inception have been derived from sales of its balloon dissection products, with a substantial portion derived from sales for hernia repair procedures. Failure of the Company to develop successfully and commercialize balloon dissection products for applications other than hernia repair could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company's products depends on the nature of the technological advances inherent in the product designs, reductions in patient trauma or other benefits provided by such products, results of marketing-related clinical evaluations, continued adoption of MIS procedures by surgeons, market acceptance of the Company's products and related procedures, reimbursement for the Company's products by health care payors and the Company's receipt of regulatory approvals. There can be no assurance that the Company's products will have the required technical characteristics, that the Company's products will provide adequate patient benefits, that marketing-related clinical evaluations results will be favorable, that surgeons will continue to adopt MIS procedures, that recently introduced products or future products of the Company or related procedures will gain market acceptance, or that required regulatory approvals will be obtained. The failure to achieve any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent demand for the Company's balloon dissection systems for hernia repair declines and the Company's newly-introduced products are not commercially accepted or its existing products are not developed for new procedures, there could be a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DEPENDENCE ON KEY DISTRIBUTOR. In March 1994, the Company entered into a distribution agreement with United States Surgical Corporation ("USSC"), a large manufacturer and distributor of medical devices. Pursuant to this agreement USSC has rights, which are co-exclusive with the rights of GSI, to distribute the Spacemaker I product for hernia repair and, to the extent permitted by the Company's initial 510(k) clearance for the Spacemaker I product, other applications. USSC's distribution rights are limited to only those products that are or could be covered by the Company's initial 510(k) clearance. From time to time, the Company and USSC have had disagreements regarding the extent of USSC's rights under the distribution agreement to distribute new products developed by the Company after the date of such agreement. In addition, under the distribution agreement, USSC is obligated to purchase minimum quantities of the Company's products. USSC historically has purchased substantially more product than is required under this agreement. In fiscal 1995 and 1996, sales to USSC, which include sales to Autosuture, Inc., a subsidiary of USSC, represented approximately 75% and 92%, respectively, of the Company's net sales. The Company's sales to USSC have fluctuated significantly in the past, and the Company anticipates that such sales could fluctuate in the future. For example, purchases by USSC declined substantially in the quarter ended September 30, 1995, and then increased substantially in the subsequent quarter ended December 31, 1995. As a result, there can be no assurance that USSC will continue to purchase the Company's products in amounts equal to past levels or that USSC will purchase the minimum quantities required under the agreement. The distribution agreement with USSC expires in March 1997, and there can be no assurance that such agreement will be renewed on the same or similar terms or at all. USSC could also elect to sell competitive products, rather than those of the Company, which could result in a decline of the Company's sales. A significant reduction in orders from USSC or a failure to renew the agreement with USSC could have a material adverse effect on the Company's business, financial condition and results of operations. In June 1996, the Company signed an agreement with Ethicon Endo-Surgery, Inc. ("EES") under which the Company can manufacture ESS balloon dissectors for ESS, and ESS has the right to market its balloon tissue dissection system in the laparoscopic hernia repair market. The parties expect to jointly develop and market a dissector for SUI repair in early calendar 1997. No manufacture or distribution of products has occurred to date pursuant to the EES Agreement, and there can be no assurance that efforts to do so will be successful. Although the Company intends to establish additional distributorships in the United States for products in areas other than hernia repair, there can be no assurance that such efforts will be successful. Failure to diversify its distribution network in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

    To date, substantially all of the Company's international sales for hernia repair procedures have been made through Autosuture under the same terms and conditions as the Company's agreement with USSC. Although the Company may in the future seek to diversify its international distribution network, there can be no assurance that such efforts will be successful. Failure to diversify its international distribution network or failure to maintain or renew its relationship with Autosuture could have a material adverse effect on the Company's business, financial condition and results of operations.

    LIMITED MARKETING AND DIRECT SALES EXPERIENCE. The Company has only limited experience marketing and selling its products through its direct sales force, and has sold its products in commercial quantities through its direct sales force only to the hernia market and, to a lesser degree, to the cosmetic and reconstructive surgery market. Establishing marketing and sales capability sufficient to support sales in commercial quantities for the other markets targeted by the Company, including additional hernia, vascular, urology, obstetrics, gynecology and orthopedic surgery markets, will require significant resources, and there can be no assurance that the Company will be able to recruit and retain additional qualified marketing personnel, or direct sales personnel or that future sales efforts of the Company will be successful. In markets where there is a large potential customer base, the Company intends to establish partnership relationships with additional distribution partners. The Company has no significant relationships other than with USSC and Ethicon Endo-Surgery, Inc. and there can be no assurance that the Company will be successful in establishing such partnership relationships on commercially reasonable terms, if at all. The failure to establish and maintain an effective distribution channel for the Company's products, or establish and retain qualified and effective sales personnel to support commercial sales of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business--Marketing, Sales and Distribution."

    UNCERTAINTY OF MARKET ACCEPTANCE; NO ASSURANCE OF CLINICAL ADVANTAGE. The Company's success is substantially dependent upon the success of its Spacemaker balloon dissection products. The Company believes that market acceptance of the Company's products will depend on the Company's ability to provide evidence to the medical community of the safety, efficacy and cost-effectiveness of its products and the procedures in which these products are intended to be used. Market acceptance is also dependent on the adoption of laparoscopic techniques generally and the conversion of non-balloon dissection techniques to balloon dissection techniques specifically. To date, the Company's products have only been used to treat a limited number of patients and the Company has limited long-term outcomes data. If the Company is not able to demonstrate consistent clinical benefits resulting from the use of its products (including reduced procedure time, reduced patient trauma and lower costs), the Company's business, financial condition and results of operations could be materially and adversely affected.

    The Company further believes that the ability of health care providers to obtain adequate reimbursement for procedures using the Company's Spacemaker balloon dissector products and related instruments will be critical to market acceptance of the Company's products. Although the Company believes that procedures using its balloon dissection products currently may be reimbursed in the United States under certain existing procedure codes, there can be no assurance that such procedure codes will remain available or that reimbursement under these codes will be adequate. The Company has limited experience in obtaining third-party reimbursement, and the inability to obtain reimbursement for some or all of its products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Third-Party Reimbursement."

    The Company introduced its balloon dissectors in late 1993 and to date there has been relatively little education among surgeons about the benefits of balloon dissection technology. Furthermore, because of the novelty of balloon dissection procedures, many surgeons and surgeons' assistants have not developed the requisite skills to perform balloon dissection procedures. To the extent that laparoscopic techniques are adopted slowly, that balloon dissectors are incorporated into laparoscopic techniques less often or that surgeons are unwilling or unable to develop the skills necessary to utilize balloon dissectors, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business--Marketing, Sales and Distribution."

    FLUCTUATIONS IN QUARTERLY RESULTS. Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on (i) new product introductions by the Company and its competitors and the resulting product transitions, (ii) purchases of the Company's products by USSC, (iii) the status of the Company's relationship with USSC, (iv) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (v) the sales efforts of the Company's distributors, (vi) the mix of sales among distributors and the Company's direct sales force, (vii) timing of patent and regulatory approvals,
(viii) timing of operating expenditures, (ix) the Company's ability to manufacture its products efficiently, (x) timing of research and development expenses, including marketing-related clinical evaluation expenditures, (xi) intellectual property litigation and (xii) general market conditions. The Company's sales in any period are highly dependent upon the marketing efforts and success of USSC, which are not within the control of the Company. The Company's sales to USSC have fluctuated significantly in the past, and the Company anticipates that such sales could fluctuate in the future. For example, purchases by USSC declined substantially in the quarter ended September 30, 1995, and then increased substantially in the subsequent quarter ended December 31, 1995. Accordingly, any decline in purchases by USSC could result in a decline in sales and adversely affect the Company's operating results. The Company also recently entered into a license and distribution agreement with Ethicon Endo-Surgery, Inc. ("EES") under which the Company can manufacture balloon dissectors for EES and EES has the right to market its balloon dissection system in the laparoscopic hernia repair market. The parties expect to jointly develop and market a dissector for SUI repair in early calendar 1997. No manufacture or distribution of products has occured to date pursuant to the EES Agreement, and there can be no assurance that efforts to do so will be effective. In addition, announcements or expected announcements by the Company, its competitors or its distributors of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible to make. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis or that its growth will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties. As of June 30, 1996, GSI had 16 United States patents issued, and had applied for an additional 45 United States patents, four of which had been allowed. In addition, GSI had two foreign patents issued, and 17 still in prosecution as of such date. In May 1996, the Company was issued a United States patent that contains claims regarding the use of balloons to dissect tissue planes anywhere in the body.

    In May 1996, the Guidant Corporation unit of Origin MedSystems, Inc. filed an action against GSI in the U.S. District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apparatus and Method for Peritoneal Retraction". GSI subsequently filed an action against Origin Medsystems, Inc. in the U.S. District Court for the Northern District of California alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. A decision against the Company in either of these actions could have a material adverse effect on the Company's business, financial condition or results of operations. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents or patents to which it has licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company or that the Company's existing patents will cover the Company's future products. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company. Since patent applications in the United States are maintained in secrecy until patents issue, the Company also cannot be certain that others did not first file applications for inventions covered by the Company's pending patent applications, nor can the Company be certain that it will not infringe any patents that may issue to others on such applications.

    One of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin Medsystems, Inc. ("Origin"), a competitor of the Company. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in this interference proceeding until 1997. Failure of the Company to prevail in such interference proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

    Patent interference or infringement involves complex legal and factual issues and is highly uncertain, and there can be no assurance that any conclusion reached by the Company regarding patent interference or infringement will be consistent with the resolution of such issue by a court. In the event the Company's products are found to infringe patents held by competitors, there can be no assurance that the Company will be able to modify successfully its products to avoid infringement, or that any modified products will be commercially successful. Failure in such event to either develop a commercially successful alternative or obtain a license to such patent on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations. In any event, there can be no assurance that the Company will not be required to defend itself in court against allegations of infringement of third-party patents. Patent litigation is expensive, requires extensive management time, and could subject the Company to significant liabilities, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

    Legislation is pending in Congress that, if enacted in its present form, would limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as a part of, devices or compositions which are themselves patentable. While the Company cannot predict whether the legislation will be enacted, or precisely what limitations will result from the law if enacted, any limitation or reduction in the patentability of medical and surgical methods and procedures could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures. In addition, the patent laws of European and certain other foreign countries generally do not allow for the issuance of patents for methods of surgery on the human body. Accordingly, the ability of the Company to gain patent protection for its methods of tissue dissection will be significantly limited. As a result, there can be no assurance that the Company will be able to develop a patent portfolio in Europe or that the scope of any patent protection will provide competitive advantages to the Company. See "Business--Patents and Proprietary Rights."

    ROYALTY PAYMENT OBLIGATIONS. The Company has acquired a significant number of patent rights from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products, which payments are expected to exceed minimum royalty payments due under agreements with such parties. The Company also has acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments, including the KnotMaker product and the balloon valve trocar currently under development. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and other results of operations. There can be no assurance that the Company will be able to continue to satisfy such royalty payment obligations in the future, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

    EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY TO MANAGE GROWTH. The Company began commercial sales of its balloon dissection products in September 1993 and, as a result, has limited experience in manufacturing, marketing and selling its products commercially. The Company has recently experienced rapid growth in its facilities and the number of its employees, the number of products under development, the number and amount of products manufactured and sold, and the geographic scope of its sales. In order to support increased levels of sales in the future and to augment its long-term competitive position, the Company anticipates that it will be required to make significant additional expenditures in manufacturing, research and development, sales and marketing, and administration. The Company's acquisition of Adjacent Surgical, Inc. in February 1996 has resulted in additional demands on the Company's limited management resources. The Company's inability to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

    COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. Competition in the market for medical devices used in tissue dissection surgical procedures is intense and is expected to increase. The Company competes primarily with other producers of MIS tissue dissection instruments. Origin, a subsidiary of Guidant Corporation, and others, currently compete against the Company in the development, production and marketing of MIS tissue dissection instruments and tissue dissection technology. To the extent that surgeons elect to use open surgical procedures rather than MIS, the Company also competes with producers of tissue dissection instruments used in open surgical procedures, such as blunt dissectors or graspers. A number of companies currently compete against the Company in the development, production and marketing of tissue dissection instruments and technology for open surgical procedures. In addition, the Company indirectly competes with producers of therapeutic drugs, when such drugs are used as an alternative to surgery. Many of the Company's competitors have substantially greater capital resources, name recognition, expertise in research and development, manufacturing and marketing and obtaining regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing balloon dissectors or competing technologies that are more effective than products marketed by the Company or that render the Company's technology obsolete. Additionally, even if the Company's products provide performance comparable to competing products or procedures, there can be no assurance that the Company will be able to obtain necessary regulatory approvals or compete against competitors in terms of price, manufacturing, marketing and sales.

    Many of the alternative treatments for medical indications that can be treated by balloon dissection products and laparoscopic surgery are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies could make such other therapies more effective or cost-effective than balloon dissectors and minimally invasive surgery, and could render the Company's technology non-competitive or obsolete. There can be no assurance that surgeons will use MIS to replace or supplement established treatments or that MIS will remain competitive with current or future treatments. The failure of surgeons to adopt MIS could have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition to the Company's focus on the development of its balloon dissection systems, the Company has also developed surgical instruments for use in MIS. There can be no assurance that the Company's surgical instruments will successfully compete with those manufactured by other producers of such surgical instruments. The failure to achieve commercial market acceptance of such surgical instruments could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Competition."

    UNCERTAIN AVAILABILITY OF THIRD-PARTY REIMBURSEMENT. The Company's success will depend upon the ability of surgeons to obtain satisfactory reimbursement from healthcare payors for the Company's products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients. Reimbursement in the United States for the Company's balloon dissection products is currently available from most third-party payors, including most major private health care insurance plans and Medicaid, under existing surgical procedure codes. The Company does not expect that third-party reimbursement in the United States will be available for use of its other products unless and until clearance or approval is received from the federal Food and Drug Administration (the "FDA"). If FDA clearance or approval is received, third-party reimbursement for these products will depend upon decisions by individual health maintenance organizations, private insurers and other payors. Many payors, including the federal Medicare program, pay a preset amount for the surgical facility component of a surgical procedure. This amount typically includes medical devices such as the Company's. Thus, the surgical facility or surgeon may not recover the added cost of the Company's products. In addition, managed care payors often limit coverage to surgical devices on a preapproved list or obtained from an exclusive source. If the Company's products are not on the list or are not available from the exclusive source, the facility or surgeon will need to obtain an exception from the payor or the patient will be required to pay for some or all of the cost of the Company's product. The Company believes that procedures using its balloon dissection products currently may be reimbursed in the United States under certain existing procedure codes. However, there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to increase revenues or achieve or maintain profitability. The unavailability of third-party or other adequate reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

    Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's balloon dissection systems and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. Currently, the Company has been informed by its international distributors that the balloon dissectors have been approved for reimbursement in many of the countries in which the Company markets its products. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

    Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy of the procedure and the utility and cost of the Company's products. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that surgeons will support and advocate reimbursement for use of the Company's systems for all applications intended by the Company. Failure by surgeons, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-- Third-Party Reimbursement."

    GOVERNMENT REGULATION. The Company's Spacemaker balloon dissection systems and other products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Under the federal Food, Drug, and Cosmetic Act, the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use. Prior to commercialization, a medical device generally must receive FDA and foreign regulatory clearance or approval, which can be an expensive, lengthy and uncertain process. The Company is also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services ("CDHS"), for compliance with Good Manufacturing Practice requirements, Medical Device Reporting requirements and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, if obtained, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The Spacemaker I platform, Spacemaker II platform, Spacemaker Resposable platform, and KnotMaker product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, either when tissue dissection is required or, with respect to the KnotMaker product, when a surgical knot for suturing is required. The Company has promoted these products for surgical applications (e.g., hernia repair, subfascial endoscopic perforator surgery and breast augmentation and reconstruction), and may in the future promote these products for the dissection or knotmaking required for additional selected applications (e.g., treatment of stress urinary incontinence, saphenous vein harvesting and a variety of orthopedic procedures such as anterior spinal fusion). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA. The Company plans to file a 510(k) submission for its specialized trocar with a balloon valve, which provides a seal to maintain insufflation of the surgical space during MIS. There can be no assurance that the FDA will grant 510(k) clearance for the Company's specialized trocar on a timely basis, if at all.

    Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The Company currently relies on its international distributors for the receipt of premarket approvals and compliance with clinical trial requirements in those countries that require them, and it expects to continue to rely on distributors in those countries where the Company continues to use distributors. In the event that the Company's international distributors fail to obtain or maintain premarket approvals or compliance in foreign countries where such approvals or compliance are required, the Company may be required to cause the applicable distributor to file revised governmental notifications, cease commercial sales of its products in the applicable countries or otherwise act so as to stop any ongoing noncompliance in such countries. Any enforcement action by regulatory authorities with respect to past or any future regulatory noncompliance could have a material adverse effect on the Company's business, financial condition and results of operations.

    In order to continue selling its products within the European Economic Area following June 14, 1998, the Company will be required to achieve compliance with the requirements of the Medical Devices Directive (the "MDD") and to affix CE marking on its products to attest such compliance. Failure by the Company to comply with CE marking requirements by June 1998 would mean that the Company would be unable to sell its products in the European Economic Area unless and until compliance was achieved, which could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business--Government Regulation."

    LIMITED MANUFACTURING EXPERIENCE; UNCERTAINTY REGARDING FUTURE
FACILITIES. The Company has only limited experience in manufacturing its products in commercial quantities. The Company intends to scale up its production of new products and to increase its manufacturing capacity for existing and new products. However, manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties experienced by the Company in manufacturing scale-up and manufacturing difficulties could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be successful in scaling up or that it will not experience manufacturing difficulties or product recalls in the future.

    The Company occupies a single facility in Palo Alto, California that houses its headquarters, administrative offices, research laboratories and manufacturing facilities. This facility is subject to a lease that expires in March 1998. While the Company believes that this space is adequate for its immediate needs, GSI will need to obtain additional office, development and manufacturing space to accommodate expected business growth during 1997 and the first calendar quarter of 1998. There can be no assurance that the Company will be able to obtain such additional facilities on commercially reasonable terms, or at all. If the Company is able to lease such additional space, there can be no assurance that the Company will be able to establish and certify adequate manufacturing capacity in a timely manner, or at all, in such space. Failure to obtain additional space or establish and certify adequate manufacturing capacity in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Manufacturing."

    DEPENDENCE ON SINGLE SOURCE SUPPLIERS; LACK OF CONTRACTUAL
ARRANGEMENTS. The Company currently relies upon single source suppliers for several components of its balloon dissection products, and in most cases there are no formal supply contracts. There can be no assurance that the component materials obtained from single source suppliers will continue to be available in adequate quantities or, if required, that the Company will be able to locate alternative sources of such component materials on a timely basis to market its products. In addition, there can be no assurance that the single source suppliers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The failure to obtain sufficient quantities and qualities of such component materials, or the loss of any of the Company's single source suppliers, could cause a delay in GSI's ability to fulfill orders while it identifies and certifies a replacement supplier, and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Manufacturing."

    PRODUCT LIABILITY RISK AND PRODUCT RECALL; LIMITED INSURANCE COVERAGE. The Company's business exposes it to potential product liability risks or product recalls that are inherent in the design, development, manufacture and marketing of medical devices, in the event the use of the Company's products is alleged to have caused adverse effects on a patient or such products are believed to be defective. The

Company's products are designed to be used in certain procedures where there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or may in the future receive, regulatory clearance for commercial sale. As a result, there can be no assurance that the Company's product liability insurance is adequate or that such insurance coverage will continue to be available on commercially reasonable terms or at all. Particularly given the lack of data regarding the long-term results of the use of balloon dissection products, there can be no assurance the Company will avoid significant product liability claims. Consequently, a product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Product Liability and Insurance."

    RISKS ASSOCIATED WITH INTERNATIONAL SALES. Sales outside of the United States accounted for approximately 3% and 4% of the Company's sales in fiscal 1995 and 1996, respectively, and the Company expects that international sales will represent an increasing portion of revenue in the future. The Company intends to continue to expand its sales outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of selling internationally. These risks include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, reduced protection for intellectual property rights, and the burdens of complying with a variety of foreign laws. In addition, because all of the Company's sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. There can be no assurance that regulatory, currency and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. See "Business--Marketing, Sales and Distribution."

    DEPENDENCE ON MANAGEMENT AND OTHER KEY PERSONNEL. The Company is dependent upon a limited number of key management and technical personnel. The loss of the services of one or more of such key employees could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, the Company's success will be dependent upon its ability to attract and retain additional highly qualified sales, management, manufacturing and research and development personnel. The Company faces intense competition in its recruiting activities and there can be no assurance that the Company will be able to attract and/or retain qualified personnel.

    POTENTIAL VOLATILITY OF STOCK PRICE. Prior to the Company's initial public offering in May 1996, there was no public market for the Common Stock and there can be no assurance that an active public market for the Common Stock will be sustained. The initial public offering price was determined through negotiations between the Company and the Underwriters. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly held medical device companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, clinical marketing trial results, release of reports by securities analysts, developments or disputes concerning patents or proprietary rights, regulatory developments, changes in regulatory or medical reimbursement policies, economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock.

RECENT PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121) which requires the Company to review for impairment long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 will become effective for the Company's 1997 fiscal year. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. While the Company studies the impact of the pronouncement, it continues to account for employees' stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 will be effective for the Company's 1997 fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996 are included in this Form 10-K starting at page 50.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding Registrant's directors will be set forth under the caption "Election of Directors-Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Shareholders to be held November 19, 1996, (the "1996 Proxy Statement") and is incorporated herein by reference. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the Company's 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                         PAGE
                                                                                                                       ---------
(a)        (1)        Consolidated Financial Statements:.............................................................

                      Report of Independent Accountants..............................................................         48

                      Consolidated Balance Sheets....................................................................         49

                      Consolidated Statements of Operations..........................................................         50

                      Consolidated Statements of Shareholders' Equity (Deficit)......................................         51

                      Consolidated Statements of Cash Flows..........................................................         52

                      Notes to Consolidated Financial Statements.....................................................         53

           (2)        Financial Statement Schedules:.................................................................

                      Independent Accountants' Report on Schedule....................................................        S-1
                      II-Valuation and Qualifying Accounts...........................................................        S-2

           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

           (3)        Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):.............

 EXHIBIT
  NUMBER    DESCRIPTION
- ----------  --------------------------------------------------------------------------------------------------------
      3.2   Amended and Restated Articles of Incorporation of Registrant. (1)
      3.4   By-laws of Registrant, as amended. (1)
     10.1   Form of Indemnification Agreement. (1)
     10.2   1992 Stock Option Plan and form of Agreement. (1)
     10.3   1996 Employee Stock Purchase Plan and form of Subscription Agreement. (1)
     10.4   1995 Directors' Stock Option Plan and form of Option Agreement. (1)
     10.5   Third Amended and Restated Registration Rights Agreement among the Company and certain security holders of the Company dated as of March 21, 1996. (1)
     10.6   Commercial Security Agreement and Promissory Note dated as of December 15, 1994 between Silicon Valley
              Bank and the Company. (1)
     10.7   Sublease dated July 13, 1994, Sublease Amendment dated November 4, 1995 and Sublease Second Amendment dated March 15, 1996 between the Company and CV Therapeutics, Inc. (1)
     10.8   Agreement and Plan of Reorganization dated as of October 1, 1995, by and among the Company, General
              Surgical Acquisition Corporation and Adjacent Surgical, Inc. (1)(2)
     10.9   Merger Agreement dated February 12, 1996 by and among Adjacent Surgical, Inc., Thomas J. Fogarty,
              Fogarty Engineering and the Company. (1)
     10.10  Exclusive License Agreement dated as of February 12, 1996 by and among Adjacent Surgical, Inc., Thomas
              J. Fogarty, Fogarty Engineering and the Company. (1)(2)
     10.11  Assignment Agreement dated as of March 9, 1995 between Apogee Medical Products, Inc., and the Company.
              (1)(2)
     10.12  Hernia Repair Device Agreement dated as of April 29, 1992 by and among Maciej Kieturakis, Thomas J.
              Fogarty and the Registrant, as amended on April 18, 1995. (1)(2)
     10.13  Distributorship Agreement dated as of March 9, 1994 between the Registrant and United States Surgical
              Corporation, as amended on March 25, 1994 and August 2, 1994. (1)(2)
     10.14  Professional Services Agreement dated June 16, 1992 between the Company and Thomas J. Fogarty. (1)

 EXHIBIT
  NUMBER    DESCRIPTION
- ----------  --------------------------------------------------------------------------------------------------------
     10.15  Professional Services Agreement dated June 16, 1992 between the Company and Mark A. Wan. (1)
     10.16  Bill of Sale and Instrument of Assignment and Grantback License Agreement dated June 16, 1992 between the Company and Thomas J. Fogarty. (1)
     10.17  Bill of Sale and Instrument of Assignment dated June 16, 1992, between the Company and Mark Wan. (1)
     10.18  Loan Modification Agreement dated as of March 25, 1996, by and between the Company and Silicon Valley
              Bank. (1)
    +10.19  Agreement dated as of June 28, 1996 between Ethicon Endo-Surgery, Inc. and the Company. (3)
     11.1   Computation of Net Loss Per Share. (3)
     24.1   Power of Attorney (see page 32). (3)

(b) Reports on Form 8-K: None.

- ------------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-2774), which became effective on May 9, 1996.

(2) Confidential treatment granted by order effective May 9, 1996.

(3) Filed herewith.

 +  Confidential Treatment requested as to a portion of this Exhibit.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENERAL SURGICAL INNOVATIONS, INC

                                By:            /s/ RODERICK A. YOUNG
                                     -----------------------------------------
                                                 Roderick A. Young
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: September 29, 1996

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roderick A. Young and Stephen J. Bonelli, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
- ------------------------------  --------------------------  -------------------

    /s/ RODERICK A. YOUNG
- ------------------------------  President, Chief Executive  September 29, 1996
     (Roderick A. Young)          Officer and Director

    /s/ STEPHEN J. BONELLI      Vice President of Finance
- ------------------------------    (Principal Financial and  September 29, 1996
     (Stephen J. Bonelli)         Accounting Officer)

    /s/ THOMAS A. FOGARTY
- ------------------------------  Chairman of the Board of    September 29, 1996
     (Thomas A. Fogarty)          Directors

    /s/ DAVID W. CHONETTE
- ------------------------------  Director                    September 29, 1996
     (David W. Chonette)

        /s/ PAUL GOELD
- ------------------------------  Director                    September 29, 1996
         (Paul Goeld)

       /s/ MARK A. WAN
- ------------------------------  Director                    September 29, 1996
        (Mark A. Wan)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

General Surgical Innovations, Inc. and Subsidiary:

    We have audited the accompanying consolidated balance sheets of General Surgical Innovations, Inc. and Subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Surgical Innovations, Inc. and Subsidiary as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
July 29, 1996

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       JUNE 30,
                                                                                                 --------------------
                                                                                                   1996       1995
                                                                                                 ---------  ---------
                                                       ASSETS
Current assets:
  Cash and cash equivalents....................................................................  $  28,339  $   4,541
  Available-for-sale securities................................................................     21,451     --
  Accounts receivable, net of allowance for doubtful accounts of $78 in 1996 and $17 in 1995...        873        256
  Inventories..................................................................................        700        419
  Prepaid expenses and other current assets....................................................        438         84
                                                                                                 ---------  ---------
      Total current assets.....................................................................     51,801      5,300
Property and equipment, net....................................................................        702        613
Intangible and other assets, net...............................................................        264        332
                                                                                                 ---------  ---------
        Total assets...........................................................................  $  52,767  $   6,245
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

               LIABILITIES CONVERTIBLE REEDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.............................................................................  $     614  $     297
  Accrued liabilities..........................................................................        892        327
  Bank borrowings..............................................................................        127         86
  Deferred revenue.............................................................................        100        133
                                                                                                 ---------  ---------
      Total current liabilities................................................................      1,733        843
Bank borrowings, less current portion..........................................................        360        193
Deferred revenue, less current portion.........................................................     --            100
Other long-term liabilities....................................................................        200        200
                                                                                                 ---------  ---------
      Total liabilities........................................................................      2,293      1,336

Commitments (Note 11)
Convertible redeemable preferred stock, $.001 par value: Authorized: 6,123,867 shares: issued
  and outstanding, no shares in 1996 and 5,461,121 in 1995.....................................     --         13,225
                                                                                                 ---------  ---------
Shareholders' equity (deficit)
Preferred stock, $.001 par value:
  Authorized: 2,000,000 shares; none issued and outstanding
Common stock, $.001 par value:
  Authorized: 50,000,000 shares; issued and outstanding: 13,132,903 in 1996 and 3,490,108 in
    1995.......................................................................................         13          3
  Additional paid in capital...................................................................     64,885        153
  Notes receivable from shareholders...........................................................       (112)      (120)
  Deferred compensation, net...................................................................       (496)    --
  Unrealized gain on available-for-sale securities.............................................          1     --
  Accumulated deficit..........................................................................    (13,817)    (8,352)
                                                                                                 ---------  ---------
      Total shareholders' equity (deficit).....................................................     50,474     (8,316)
                                                                                                 ---------  ---------
        Total liabilities convertible redeemable preferred stock and shareholders' equity
        (deficit)..............................................................................  $  52,767  $   6,245
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED JUNE 30,
                                                                                -------------------------------
                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
Sales.........................................................................  $   6,165  $   2,437  $     789
Cost of Sales.................................................................      2,772      1,262        600
                                                                                ---------  ---------  ---------
    Gross Profit..............................................................      3,393      1,175        189
                                                                                ---------  ---------  ---------
Operating Expenses:
  Research and development....................................................      1,306        975        496
  Sales and marketing.........................................................      3,609      2,858      1,532
  General and administrative..................................................      1,595      1,400      1,338
  Write-off of acquired in-process research and development...................      2,791     --         --
                                                                                ---------  ---------  ---------
    Total operating expenses..................................................      9,301      5,233      3,366
                                                                                ---------  ---------  ---------
      Operating loss..........................................................     (5,908)    (4,058)    (3,177)
Interest income...............................................................        443         51         64
Interest expense..............................................................        (48)       (29)        (7)
Other income (expense)........................................................         48        (15)         1
                                                                                ---------  ---------  ---------
      Net loss................................................................  $  (5,465) $  (4,051) $  (3,119)
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
Net loss per share............................................................  $   (0.74) $   (0.62) $   (0.49)
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
Shares used in computing net loss per share...................................  7,411,099  6,495,826  6,312,569
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE YEARS ENDED JUNE 30, 1996

                                                                                                        UNREALIZED
                                                                                                         GAINS ON
                                    COMMON STOCK       ADDITIONAL        NOTES                          AVAILABLE-
                               ----------------------    PAID-IN    RECEIVABLE FROM     DEFERRED         FOR-SALE      ACCUMULATED
                                SHARES      AMOUNT       CAPITAL     SHAREHOLDERS     COMPENSATION      SECURITIES       DEFICIT
                               ---------  -----------  -----------  ---------------  ---------------  ---------------  ------------
                                                                          (IN THOUSANDS)
Balances, June 30, 1993......      2,814   $       3    $      18                                                       $   (1,182)
  Issuance of common stock
    for notes receivable.....        425                       71      $     (71)
  Exercise of stock options..         16                        1
  Net loss...................                                                                                               (3,119)
                               ---------         ---   -----------         -----                                       ------------
Balance, June 30, 1994.......      3,255           3           90            (71)                                           (4,301)
  Issuance of common stock
    for cash.................         28                        8
  Issuance of common stock
    for notes receivable.....        217                       63            (63)
  Exercise of stock options..         39                        6
  Repurchase of common stock
    in exchange for notes
    receivable...............        (49)                     (14)            14
  Net loss...................                                                                                               (4,051)
                               ---------         ---   -----------         -----                                       ------------
Balances, June 30, 1995......      3,490           3          153           (120)                                           (8,352)
  Exercise of stock options..         33                       14
  Issuance of common stock...        254                    1,388
  Issuance of common stock in
    connection with initial
    public offering at $15.00
    per share, net of
    issuance costs of
    $4,810...................      3,450           4       46,920
  Conversion of convertible
    redeemable preferred into
    common stock.............      5,834           6       15,541
  Conversion of note payable
    into common stock........         72                      269
  Deferred compensation
    related to stock
    options..................                                 600                       $    (600)
  Amortization of deferred
    compensation.............                                                                 104
  Unrealized gain on
    available for sale
    securities...............                                                                            $       1
  Payment of shareholder's
    notes receivable.........                                                  8
  Net loss...................                                                                                               (5,465)
                               ---------         ---   -----------         -----            -----              ---     ------------
Balances, June 30, 1996......     13,133   $      13    $  64,885      $    (112)       $    (496)       $       1      $  (13,817)
                               ---------         ---   -----------         -----            -----              ---     ------------
                               ---------         ---   -----------         -----            -----              ---     ------------


                                 TOTAL
                               ---------

Balances, June 30, 1993......  $  (1,161)
  Issuance of common stock
    for notes receivable.....
  Exercise of stock options..          1
  Net loss...................     (3,119)
                               ---------
Balance, June 30, 1994.......     (4,279)
  Issuance of common stock
    for cash.................          8
  Issuance of common stock
    for notes receivable.....
  Exercise of stock options..          6
  Repurchase of common stock
    in exchange for notes
    receivable...............
  Net loss...................     (4,051)
                               ---------
Balances, June 30, 1995......     (8,316)
  Exercise of stock options..         14
  Issuance of common stock...      1,388
  Issuance of common stock in
    connection with initial
    public offering at $15.00
    per share, net of
    issuance costs of
    $4,810...................     46,924
  Conversion of convertible
    redeemable preferred into
    common stock.............     15,547
  Conversion of note payable
    into common stock........        269
  Deferred compensation
    related to stock
    options..................
  Amortization of deferred
    compensation.............        104
  Unrealized gain on
    available for sale
    securities...............          1
  Payment of shareholder's
    notes receivable.........          8
  Net loss...................     (5,465)
                               ---------
Balances, June 30, 1996......  $  50,474
                               ---------
                               ---------

  The accompanying notes are an integral part of these consolidated financial statements

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEARS ENDED JUNE 30,
                                                                                     -------------------------------
                                                                                       1996       1995       1994
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...........................................................................  $  (5,465) $  (4,051) $  (3,119)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred compensation............................................        104
  Depreciation and amortization....................................................        346        186         55
  Provision for uncollectable accounts.............................................         68
  Loss on write-off of fixed assets................................................          3
  Write-off of acquired in-process research and development........................      2,791
  Changes in operating assets and liabilities:
    Accounts receivable............................................................       (685)       371       (627)
    Inventory......................................................................       (281)      (198)      (222)
    Prepaid expenses and other current assets......................................       (351)       (37)       (19)
    Intangible and other assets....................................................         (3)                   14
    Accounts payable...............................................................       (202)        38        188
    Accrued liabilities............................................................        565         54        162
    Deferred revenue...............................................................       (133)      (133)       367
                                                                                     ---------  ---------  ---------
      Net cash used in operating activities........................................     (3,243)    (3,770)    (3,201)
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities.........................................    (21,450)
Acquisition of property and equipment..............................................       (337)      (513)      (201)
Acquisition of patents.............................................................                   (85)
Disposal of property and equipment.................................................         39          9
Cash received on acquisition of Adjacent Surgical, Inc. (Note 3)...................         21
                                                                                     ---------  ---------  ---------
      Net cash used in investing activities........................................    (21,727)      (589)      (201)
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B convertible redeemable preferred stock..........                            5,379
Proceeds from issuance of Series C convertible redeemable preferred stock..........                 6,309
Proceeds from issuance of Series D convertible redeemable preferred stock..........      1,754
Proceeds from issuance of common stock, net of issuance costs......................     46,938         14          1
Proceeds from payments on shareholders notes receivable............................          8
Principal payments on note payable.................................................       (140)        (3)       (13)
Proceeds from bank borrowings......................................................        787        300
Principal payments on bank borrowings..............................................       (579)       (21)
                                                                                     ---------  ---------  ---------
      Net cash provided by financing activities....................................     48,768      6,599      5,367
                                                                                     ---------  ---------  ---------
Net increase in cash and cash equivalents..........................................     23,798      2,240      1,965
Cash and cash equivalents, beginning year..........................................      4,541      2,301        336
                                                                                     ---------  ---------  ---------
Cash and cash equivalents, end of year.............................................  $  28,339  $   4,541  $   2,301
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.........................................................................  $      37  $      22  $       7
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
  Taxes............................................................................  $       1  $       1  $       1
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for notes receivable......................................             $      63  $      71
Repurchase of common stock for notes receivable....................................             $      14
Issuance of preferred stock for technology patent..................................             $      75
Disposal of property and equipment through cancellation of note payable............             $      62
Additions to patents and other liabilities.........................................             $     200

See Note 3 for other non-cash investing and financing activities.

  The accompanying notes are an integral part of these consolidated financial statements

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY:

    General Surgical Innovations, Inc. (the Company) was incorporated on April 13, 1992 to engage in the development, manufacturing and marketing of medical device balloon dissectors which create new working spaces between natural tissue planes in the human body. The company sells its products in the United States and certain other countries in Europe, Asia and South America, through its direct sales force and key distributors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS:

    The Company considers investments with an original maturity of 90 days or less as of the date of purchase to be cash equivalents.

    AVAILABLE-FOR-SALE SECURITIES:

    The Company has classified its investments as "available-for-sale." Such investments are recorded at fair value and unrealized holding gains and losses are recorded net of related taxes as a separate component of shareholders' equity. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

    INVENTORIES:

    Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first out basis.

    PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Furniture, fixtures, equipment and tooling are depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    REVENUE RECOGNITION:

    The Company recognizes product sales upon shipment of product and when title passes to its customer. Allowances are provided for estimated returns.

    RESEARCH AND DEVELOPMENT:

    Research and development expenses are charged to operations as incurred.

    BUSINESS RISKS AND CREDIT CONCENTRATION:

    A substantial portion of the Company's sales have been derived from sales of its balloon dissection products for hernia repair procedures. Failure of the Company to develop successfully and commercialize balloon dissection products for applications other than hernia repair could have a material adverse effect on the Company's business, financial condition and results of operations.

    In March 1994, the Company entered into a distribution agreement with United States Surgical Corporation ("USSC"), a large manufacturer and distributor of medical devices. Pursuant to this agreement USSC has rights, which are co-exclusive with the rights of GSI, to distribute the Spacemaker I product, for hernia repair and, to the extent permitted by the Company's initial 510(k) clearance for the Spacemaker I product, other applications. USSC's distribution rights are limited to only those products that are or could be covered by the Company's initial 510(k) clearance. In fiscal 1994, 1995 and 1996 sales to USSC, which include sales to Autosuture, Inc., a subsidiary of USSC, represented approximately 68%, 75% and 92%, respectively, of the Company's sales. The Company's sales to USSC have fluctuated significantly in the past, and the Company anticipates that such sales could fluctuate in the future. As a result, there can be no assurance that USSC will continue to purchase the Company's products in amounts equal to past levels or that USSC will purchase the minimum quantities required under the agreement. The distribution agreement with USSC expires in March 1997, and there can be no assurance that such agreement will be renewed on the same or similar terms. A significant reduction in orders from USSC or a failure to renew the agreement with USSC could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company maintains its cash balances in demand accounts primarily with one financial institution and one investment management company. For its accounts receivable, management of the Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts. Historically the Company has not experienced significant losses related to individual customer or groups of customers in any particular geographic area. At June 30, 1995 and 1996, one distributor accounted for approximately 45% and 91%, respectively, of accounts receivable.

    FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying values of the equipment loan and line of credit approximates fair values. Estimated fair values for available-for-sale securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    INCOME TAXES:

    The company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The company is required to adjust deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    NET LOSS PER SHARE:

    The net loss per share is computed using the weighted average number of shares of common stock outstanding for all periods presented. Common equivalent shares from stock options and convertible redeemable preferred stock are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the period beginning twelve months prior to the initial filing of the Company's initial public offering at prices substantially below the initial public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the assumed initial public offering price).

    RECENT PRONOUNCEMENTS:

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121) which requires the Company to review for impairment long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 will become effective for the Company's 1997 fiscal year. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. While the Company studies the impact of the pronouncement, it continues to account for employees' stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 will be effective for the Company's 1997 fiscal year.

3. ACQUISITION:

    In February 1996, the Company acquired substantially all of the assets of Adjacent Surgical, Inc., a development stage enterprise engaged in research and development for vascular devices. Certain shareholders of Adjacent Surgical, Inc., also serve as Directors and are also shareholders of the Company. Consideration paid consisted of the issuance of 254,027 shares of the Company's common stock and 111,357 shares of the Company's Series C convertible redeemable preferred stock.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

3. ACQUISITION: (CONTINUED)
    The acquisition was accounted for using the purchase method of accounting, and accordingly, its operations have been included with those of the Company since the date of acquisition. The fair market value of the assets acquired, liabilities assumed and consideration paid is as follows:

                                                                                (IN THOUSANDS)
Assets acquired:
  Prepaid expenses............................................................     $       4
  Property and equipment, net.................................................            68
  In-process research and development.........................................         2,791

Liabilities assumed:
  Accounts payable and other liabilities......................................          (519)
  Notes payable...............................................................          (409)

Consideration paid:
  Issuance of Series C convertible redeemable preferred stock.................          (568)
  Issuance of common stock....................................................        (1,388)
                                                                                      ------
    Cash received.............................................................     $      21
                                                                                      ------
                                                                                      ------

4. AVAILABLE-FOR-SALE SECURITIES:

    The following is a summary of available-for-sale securities as of June 30, 1996:

                                                         ESTIMATED
                                                        FAIR VALUE     COST     MATURITY DATES
                                                        -----------  ---------  --------------
                                                                    (IN THOUSANDS)
Obligations of federal government agencies............   $   3,021   $   3,021      11/96
Corporate obligations, principally commercial paper
 and corporate notes..................................      18,430      18,429   7/96 - 2/97
                                                        -----------  ---------
                                                         $  21,451   $  21,450
                                                        -----------  ---------
                                                        -----------  ---------

    During 1996, there were no realized gains or losses on the disposal of available-for-sale securities.

5. PROPERTY AND EQUIPMENT:

    Property and equipment comprise:

                                                                                    JUNE 30,
                                                                              --------------------
                                                                                1996       1995
                                                                              ---------  ---------
                                                                                 (IN THOUSANDS)
Equipment...................................................................  $     590  $     357
Furniture and fixtures......................................................        218        194
Tooling.....................................................................        302        239
Leasehold improvements......................................................         46          8
                                                                              ---------  ---------
                                                                                  1,156        798
Less accumulated depreciation and amortization..............................       (454)      (185)
                                                                              ---------  ---------
                                                                              $     702  $     613
                                                                              ---------  ---------
                                                                              ---------  ---------

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

6. INVENTORIES:

    Inventories comprise:

                                                                                      JUNE 30,
                                                                                --------------------
                                                                                  1996       1995
                                                                                ---------  ---------
                                                                                   (IN THOUSANDS)
Raw materials.................................................................  $     387  $     158
Work in progress..............................................................        153         82
Finished goods................................................................        160        179
                                                                                ---------  ---------
                                                                                $     700  $     419
                                                                                ---------  ---------
                                                                                ---------  ---------

7. INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets comprise:

                                                                                      JUNE 30,
                                                                                --------------------
                                                                                  1996       1995
                                                                                ---------  ---------
                                                                                   (IN THOUSANDS)
Patents.......................................................................  $     360  $     360
Other.........................................................................          6          2
                                                                                ---------  ---------
                                                                                      366        362
Less accumulated amortization.................................................       (102)       (30)
                                                                                ---------  ---------
                                                                                $     264  $     332
                                                                                ---------  ---------
                                                                                ---------  ---------

    Patents are amortized on a straight line basis over their estimated useful lives of five years.

8. NOTE PAYABLE:

    In February 1996 in connection with the purchase of Adjacent Surgical, Inc., the Company issued two notes payable totaling $264,438 to two shareholders of Adjacent Surgical, Inc., who are also shareholders of the Company, and one shareholder who is also a director of the Company. The notes were payable on August 12, 1996 and accrued interest at 8% per annum. The notes and all accrued interest were converted to Series C Preferred Redeemable Convertible Stock at the rate of $3.75 per share at the time of the Company's initial public offering.

    The Company issued a five-year note payable to a finance company to finance leasehold improvements during fiscal year 1993. The note bore an interest rate of 12%, and was payable in monthly installments. During fiscal year 1995, this note was cancelled in conjunction with the relocation of the Company to a new facility. The note cancellation was given to the Company as a result of a new financing agreement being executed with the finance company by the new occupant of the Company's old facility. There was no outstanding balance at June 30, 1995 and June 30, 1996.

9. BANK BORROWINGS:

    On March 25, 1996, the Company entered into a loan agreement with a financial institution which provides for two equipment loans of $300,000 and $700,000 with interest at the bank's prime rate plus 1.75% (10.00% at June 30, 1996) and 1.25% (9.50% at June 30, 1996), respectively. The note for $300,000 matures September 30, 1998 and the note for $700,000 matures on June 30, 2000. The bank borrowings are

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

9. BANK BORROWINGS: (CONTINUED)
collateralized by substantially all of the Company's assets. In addition, the Company is required to maintain certain restrictive financial covenants. Future minimum payments under the loans are as follows:

YEAR ENDING JUNE 30,                                                             (IN THOUSANDS)
- -------------------------------------------------------------------------------
1997...........................................................................     $     128
1998...........................................................................           167
1999...........................................................................           110
2000...........................................................................            82
                                                                                        -----
                                                                                          487
Less current portion...........................................................          (127)
                                                                                        -----
                                                                                    $     360
                                                                                        -----
                                                                                        -----

    Also on March 25, 1996, the Company entered into a line of credit agreement with a bank for $1.5 million with interest at the bank's prime rate plus 1.00% (9.25% at June 30, 1996). The line of credit is due on March 24, 1997 and is collateralized by substantially all of the Company's assets. The Company is subject to certain financial covenants including minimum tangible net worth, and a minimum quick ratio. There are no amounts outstanding under the line of credit at June 30, 1996 with $1.5 million available for future use.

10. COMMITMENTS:

    LEASE AGREEMENTS:

    The Company leases its facilities under a noncancelable operating lease that expires on March 31, 1998. The Company is responsible for certain taxes, maintenance costs and insurance under the lease. Future minimum rental payments under the lease for fiscal year ending June 30, 1997 are $409,983.

    Rent expense for the years ended June 30, 1996, 1995 and 1994 was $486,721, $333,869 and $74,573, respectively.

    OTHER COMMITMENTS:

    In 1992, the Company entered into a royalty agreement to obtain technology which provides for royalties of 4% of the sales price for products which utilize this technology. Payments for the years ended June 30, 1996, 1995 and 1994 were $156,619, $79,666 and $2,236, respectively.

    Also, in 1994 in conjunction with obtaining technology for issuance of preferred stock, the Company entered into a royalty agreement which provides for royalties subject to 4% of net sales for products which utilize this technology through 2001. Minimum royalties under the agreement are $50,000 and $150,000 for the years ending June 30, 1999 and 2000, respectively.

11. CONVERTIBLE REDEEMABLE PREFERRED STOCK:

    Under the Company's Articles of Incorporation, the Company's preferred stock is issuable in series and the Company's Board of Directors is authorized to determine the rights, preferences and terms of each series.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

11. CONVERTIBLE REDEEMABLE PREFERRED STOCK: (CONTINUED)
    During 1996, the Company amended its Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. As of June 30, 1996, the Company had no shares issued and outstanding.

    Convertible redeemable preferred stock comprise:

                                 SERIES A    SERIES B    SERIES C    SERIES D      TOTAL
                                ----------  ----------  ----------  ----------  -----------
Balances, June 30, 1993.......  $1,462,179                                      $ 1,462,179
Issuance of Series B
 convertible redeemable
 preferred stock for cash, net
 of issuance costs............              $5,378,660                            5,378,660
                                ----------  ----------  ----------  ----------  -----------
Balances, June 30, 1994.......   1,462,179   5,378,660                            6,840,839
Issuance of Series B
 convertible redeemable
 preferred stock for
 technology patent............                  75,000                               75,000
Issuance of Series C
 convertible redeemable
 preferred stock for cash, net
 of issuance costs............                          $6,308,956                6,308,956
                                ----------  ----------  ----------  ----------  -----------
Balances, June 30, 1995.......   1,462,179   5,453,660   6,308,956               13,224,795
Issuance of Series C
 convertible redeemable
 preferred stock for the
 acquisition of Adjacent
 Surgical, Inc., net of
 issuance costs...............                             568,429                  568,429
Issuance of Series D
 convertible redeemable
 preferred stock for cash, net
 of issuance costs............                                      $1,753,804    1,753,804
Conversion to common stock at
 initial public offering......  (1,462,179) (5,453,660) (6,877,385) (1,753,804) (15,547,028)
                                ----------  ----------  ----------  ----------  -----------
Balances, June 30, 1996.......  $   --      $   --      $   --      $   --      $   --
                                ----------  ----------  ----------  ----------  -----------
                                ----------  ----------  ----------  ----------  -----------

12. SHAREHOLDERS' EQUITY (DEFICIT):

    COMMON STOCK SPLIT:

    In March 1996, the Board of Directors approved a 1.37 to 1 stock split of its common stock and preferred stock. All share and per share information in the accompanying financial statements have been restated to give retroactive recognition to the stock split for all periods presented.

    INITIAL PUBLIC OFFERING:

    In May 1996, the Company completed its initial public offering of 3,450,000 shares of common stock at $15.00 per share. The Company received proceeds of approximately $46.9 million (net of underwriting discounts and commissions). In connection with the offering, all shares of convertible redeemable preferred stock totaling 5,833,698 were converted into 5,833,698 shares of common stock.

    COMMON STOCK:

    The Company has issued through June 30, 1996 shares of its common stock to the founders and key employees of the Company under stock purchase agreements. Certain stock purchase agreements (the

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

12. SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)
Agreements) contain provisions for the repurchase of common stock by the Company in the event of termination of employment, during the vesting period following the date of employment. Generally, 25% of the shares of common stock purchased under the Agreements are released from the Company's repurchase option at the end of twelve months from a participant's hiring date with the remaining shares being released from repurchase ratably over 36 months. At June 30, 1996, 282,381 shares are subject to repurchase under the Agreements. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock at the time outstanding having priority rights as to dividends.

    In March 1996, the Board of Directors amended the Company's Articles of Incorporation, to increase the authorized number of shares of common stock to 50,000,000 shares.

    STOCK OPTION PLANS:

    1992 Stock Option Plan

    The Company has an Incentive Stock Option Plan (the Plan) under which an aggregate of 1,715,895 shares of common stock were reserved for issuance.

    Under the Plan, incentive options may be granted at prices not lower than fair market value at the date of grant or 110% of the fair market value if the optionee, immediately prior to the grant, owns stock representing 10% or more of the voting power or value of all securities. Nonstatutory options may be granted at prices not lower than 85% of fair market value at the date of grant as determined by the Board of Directors. Options granted under the Plan are exercisable and vest at such times and under such conditions as determined by the Board. The options generally expire from five years to ten years from date of grant.

    1995 Directors' Stock Option Plan

    In November 1995, the Company adopted the Directors' Stock Option Plan (the Directors' Plan), under which 164,726 shares of Common Stock have been reserved for issuance. The Directors' Plan provides for the grant of nonstatutory stock options to non-employee directors of the Company. The Directors' Plan provides an initial option to purchase 27,454 shares of common stock, which vests monthly over two years, and beginning with the 1997 annual meeting, an additional annual stock option to purchase 6,864 shares of common stock.

    The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of the Company's common stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

12. SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)
    Information with respect to activity under the Plans is set forth below:

                                                               OUTSTANDING OPTIONS
                             SHARES                 -----------------------------------------
                           AVAILABLE     OPTIONS    NUMBER OF     PRICE PER    AGREGATE PRICE
                           FOR GRANT    EXERCISED     SHARES        SHARE        IN DOLLARS
                           ----------  -----------  ----------  -------------  --------------
Balances, June 30,
 1993....................     442,015                  175,707  $         .09   $     15,360
  Options granted........    (240,225)                 240,225  $    .09-$.29         50,400
  Options exercised......                  16,515      (16,515) $         .09         (1,444)
  Options terminated.....      69,279                  (69,279) $    .09-$.29         (8,856)
                           ----------  -----------  ----------  -------------  --------------
Balances, June 30,
 1994....................     271,069      16,515      330,138  $    .09-$.29         55,460
  Options granted........    (205,221)                 205,221  $    .29-$.55         67,850
  Options exercised......                  39,332      (39,332) $    .09-$.29         (6,153)
  Options terminated.....      64,994                  (64,994) $    .09-$.29        (14,447)
                           ----------  -----------  ----------  -------------  --------------
Balances, June 30,
 1995....................     130,842      55,847      431,033  $    .09-$.55        102,710
  Increase in shares
    reserved.............   1,262,899
  Options granted........    (745,280)                 745,280  $  .55-$10.00      1,421,130
  Options exercised......                  33,059      (33,059) $         .29        (13,888)
  Options terminated.....      47,187                  (47,187) $         .29       (187,892)
                           ----------  -----------  ----------  -------------  --------------
Balances, June 30,
 1996....................     695,648      88,906    1,086,067  $  .09-$10.00   $  1,320,060
                           ----------  -----------  ----------  -------------  --------------
                           ----------  -----------  ----------  -------------  --------------

    At June 30, 1996, options to purchase 259,373 shares were exercisable.

    EMPLOYEE STOCK PURCHASE PLAN:

    In March 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the ESPP) and reserved 274,543 shares of common stock for issuance. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 95% of the lower of the fair market value on the specified purchase date or the beginning of the offering period. At June 30, 1996, 2,226 shares had been issued under the ESPP plan.

    Compensation of approximately $600,000 has been attributed to stock options granted after May 1995 and prior to the sale of the Company's common stock in an initial public offering. The deferred compensation is being recognized as a charge to income over the period for which the related stock options become exercisable, which is generally four years. Amortization of the deferred compensation was approximately $103,536 during the year ended June 30, 1996.

13. INCOME TAXES:

    At June 30, 1996 the Company has federal and state net operating loss carryforwards of $8.2 million and $4.3 million, respectively, which expire in the years 1998-2010.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

13. INCOME TAXES: (CONTINUED)
    As a result of a change in ownership, as defined, federal and state net operating loss carryforwards of $6.0 million and $3.0 million respectively are subject to an annual limitation of $400,000.

    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities, as adjusted for the adoption of SFAS 109, are as follows:

                                                                  JUNE 30,
                                                            --------------------
(in thousands)                                                1996       1995
                                                            ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards........................  $   3,055  $   2,900
  Capitalized research expenses...........................        113         30
  Research and development credit carryforward............         78         98
  Accrued liabilities and other...........................        286        130
  Valuation allowance.....................................     (3,532)    (3,158)
                                                            ---------  ---------
                                                            $  --      $  --
                                                            ---------  ---------
                                                            ---------  ---------

    In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is not certain that a benefit can be realized in the future due to the Company's recurring operating losses.

                                                                               YEAR ENDED JUNE 30,
                                                                      -------------------------------------
                                                                         1993         1994         1995
                                                                      -----------  -----------  -----------
Income tax (benefit) provision at statutory rate....................        (34)%        (34)%        (34)%
Net operating loss not benefited....................................         34           34           34
                                                                             --           --           --
Effective tax rate..................................................         --%           -- %         -- %
                                                                              --           --           --
                                                                              --           --           --

14. RELATED PARTY TRANSACTIONS:

    The Company entered into certain product development arrangements with a sole proprietorship which is owned by a director of the Company. The Company has paid this sole proprietorship $136,000 and $223,368 in fiscal year 1995 and 1996, respectively. (See Notes 3 and 8)

                  INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

    Our report on the financial statement of General Surgical Innovations, Inc. and Subsidiary is included on page 49 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 45 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
July 29, 1996

                       GENERAL SURGICAL INNOVATIONS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                     BALANCE AT     CHARGED IN
                                                                    BEGINNING OF     COSTS AND                    BALANCE AT
DESCRIPTION                                                            PERIOD        EXPENSES      DEDUCTIONS    END OF PERIOD
- ------------------------------------------------------------------  -------------  -------------  -------------  -------------
Year ended June 30, 1996
 Allowance for doubtful accounts:                                     $      17      $      68      $      (7)     $      78
Year ended June 30, 1995
 Allowance for doubtful accounts:                                     $      17      $  --          $  --          $      17
Year ended June 30, 1994
 Allowance for doubtful accounts:                                     $  --          $      17      $  --          $      17