Form 10-Q
period 1996-09-30
GENERAL SURGICAL INNOVATIONS INC
filed 1996-11-14
CIK 890763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY  PERIOD ENDED SEPTEMBER 30, 1996.

                        Commission file number: 0-28448

                       GENERAL SURGICAL INNOVATIONS, INC.
            (Exact name of Registrant as specified in its charter)



                    CALIFORNIA                              97-3170244
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---


There were 13,172,765 shares of Registrant's Common Stock issued and outstanding as of November 1, 1996.
                    ________________________________

   GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

             QUARTERLY REPORT ON FORM 10-Q
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

               TABLE OF CONTENTS

                                                   PAGE
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

        Condensed, consolidated balance sheets at
        September 30, 1996 (unaudited) and
        June 30, 1996...............................  3

        Condensed, consolidated statements of
        operations for the three months ended
        September 30, 1996 (unaudited) and
        September 30, 1995..........................  4

        Condensed, consolidated statements of cash
        flows for the three months ended
        September 30, 1996 (unaudited) and
        September 30, 1995..........................  5

        Notes to condensed, consolidated financial
        statements..................................  6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations..............................  8

PART II.  OTHER INFORMATION

                         GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                               Condensed, Consolidated Balance Sheets
                                (In thousands, except share amounts)

                                                                         September 30,           June 30,
                                                                             1996                  1996
                                                                         -------------         ------------
                                                                         (Unaudited)
                                               Assets
  Current assets:
  Cash and cash equivalents                                              $      20,441           $   28,339
  Available-for-sale securities                                                 29,377               21,451
  Accounts receivable, net of allowance for doubtful accounts
  of $50 on September 30, 1996 and $78 on June 30, 1996                            678                  873

  Inventories                                                                      890                  700
  Prepaid expenses and other current assets                                        229                  438
                                                                         -------------         ------------
         Total current assets                                                   51,615               51,801

  Property and equipment, net                                                      669                  702
  Intangible and other assets, net                                                 247                  264
                                                                         -------------         ------------
              Total assets                                               $      52,531         $     52,767
                                                                         =============         ============

   Liabilities, Convertible Redeemable Preferred Stock and  Shareholders' Equity (Deficit)

  Current liabilities:
  Accounts payable                                                      $         478          $        614
  Accrued liabilities                                                             996                   892
  Bank borrowings                                                                 127                   127
  Deferred revenue                                                                 66                   100
                                                                         -------------         ------------
         Total current liabilities                                               1,667                1,733

  Bank borrowings, less current portion                                            331                  360
  Deferred revenue, less current portion                                             -                    -
  Other long-term liabilities                                                      200                  200
                                                                         -------------         ------------
         Total liabilities                                                       2,198                2,293

  Convertible redeemable preferred stock, $.001 par value:
  Authorized: 6,123,867  shares: issued and outstanding,
  no shares at September 30, 1996 and no shares at June 30, 1996                     -                    -
                                                                         -------------         ------------
  Shareholders' equity (deficit):
  Preferred stock, $.001 par value:
  Authorized: 2,000,000 shares; none issued and outstanding:
  Common stock, $.001 par value:
  Authorized: 50,000,000 shares; issued and outstanding:
  13,161,723 in Q1 1997 and 13,132,903 in 1996                                      13                   13
  Additional paid in capital                                                    64,932               64,885
  Notes receivable from shareholders                                              (123)                (112)
  Deferred compensation, net                                                      (446)                (496)
  Unrealized gain/(loss) on available-for-sale securities                            3                    1
  Accumulated deficit                                                          (14,046)             (13,817)
                                                                         -------------         ------------
          Total shareholders' equity (deficit)                                  50,333               50,474
                                                                         -------------         ------------
                                                                         $      52,531         $     52,767
                                                                         =============         ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                            CONSOLIDATED FINANCIAL STATEMENTS.

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
              CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  Three Months Ended
                                                                                    September 30,
                                                                           ----------------------------
                                                                          1996                   1995
                                                                       ----------             ---------
Sales                                                                 $     2,470            $      491
Cost of Sales                                                                 993                   334
                                                                      -----------            ----------
   Gross Profit                                                             1,477                   157
                                                                      -----------            ----------
Operating Expenses:
   Research and development                                                   462                   202
   Sales and marketing                                                      1,108                   755
   General and administrative                                                 723                   311
                                                                      -----------            ----------
      Total operating expenses                                              2,293                 1,268
                                                                      -----------            ----------
         Operating loss                                                      (816)               (1,111)
Interest and other income (expense)                                           587                    63
                                                                      -----------            ----------
         Net loss                                                     $      (229)           $   (1,048)
                                                                      -----------            ----------
                                                                      -----------            ----------
Net loss per share                                                    $     (0.02)           $    (0.16)
                                                                      -----------            ----------
                                                                      -----------            ----------
Shares used in computing net loss per share                            13,146,816             6,553,482
                                                                      -----------            ----------
                                                                      -----------            ----------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                 OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                   CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                            Three Months Ended
                                                                                                September 30,
                                                                                         -------------------------
                                                                                            1996           1995
                                                                                         ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/loss                                                                             $  (229)       $(1,046)
Adjustments to reconcile net income/loss to net cash used by operating activities:
  Amortization of deferred compensation                                                          50              -
  Depreciation and amortization                                                                 104             73
  Loss on write-off of fixed assets                                                              26              -
  Provision for uncollectable accounts                                                          (28)            17
  Provision for excess and obsolete inventory                                                     -             40
  Changes in operating assets and liabilities:
    Accounts receivable                                                                         223           (188)
    Inventory                                                                                  (190)          (138)
    Prepaid expenses and other current assets                                                   209              -
    Intangible and other assets                                                                   -              -
    Accounts payable                                                                           (137)           (71)
    Accrued liabilities                                                                         104            153
    Deferred revenue                                                                            (33)           (33)
    Other long-term liabilities                                                                   -           (200)
                                                                                         ----------      ---------
       Net cash used in operating activities                                                     98         (1,394)
                                                                                         ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities                                                   (7,924)             -
Acquisition of property and equipment                                                           (78)           (72)
                                                                                         ----------      ---------
       Net cash used in investing activities                                                 (8,002)           (72)
                                                                                         ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for notes receivable                                                   (11)             -
Payments on obligations under capital leases and capital loans                                  (29)           (22)
Proceeds from issuance of common stock, net of issuance costs                                    47              -
                                                                                         ----------      ---------
       Net cash provided by financing activities                                                  7            (22)
                                                                                         ----------      ---------

Net decrease in cash and cash equivalents                                                    (7,897)        (1,488)
Cash and cash equivalents, beginning of period                                               28,339          4,541
                                                                                         ----------      ---------
Cash and cash equivalents, end of period                                                    $20,441        $ 3,053
                                                                                         ----------      ---------
                                                                                         ----------      ---------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                                  $    10        $     8
                                                                                         ----------      ---------
                                                                                         ----------      ---------
  Taxes                                                                                     $     -        $     -
                                                                                         ----------      ---------
                                                                                         ----------      ---------
NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for notes receivable                                               $   (11)       $     -
                                                                                         ----------      ---------
                                                                                         ----------      ---------
Accumulated unrealized gain on available-for-sale securities                                $    (2)       $     -
                                                                                         ----------      ---------
                                                                                         ----------      ---------

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

          The accompanying unaudited consolidated financial statements as of September 30, 1996 of General Surgical Innovations, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997.

          These financial statements and notes should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.  NET LOSS PER SHARE:

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

3.  RECENT PRONOUNCEMENTS:

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

4. Inventories:
    Inventories comprise:


                                   SEPTEMBER 30,
                                   -------------
                                   1996     1995
                                   -----   -----
                                   (in thousands)
Raw Materials...................   $ 554   $ 244
Work in progress................     153      67
Finished goods..................     183     208
                                   -----   -----
                                   $ 890   $ 519
                                   =====   =====

5. Subsequent Event:
    On November 13, 1996, the Company and United States Surgical Corporation
(USSC) entered into an early termination of the USSC distribution agreement by mutual agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the unaudited condensed, consolidated financial statements and notes thereto included in part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K dated June 30, 1996.

          Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the timing of orders and shipments, the termination of the Company's distributorship agreement with United Stated Surgical Corporation ("USSC") (described below), the status of the Company's relationship with Ethicon-Endo Surgery, Inc. ("EES") or other corporate partners, the Company's ability to manage growth and possible transition to EES and other new corporate partnering relationships, the timely development and market acceptance of new products and surgical procedures, the impact of competitive products and pricing, results of ongoing litigation, the Company's ability to further expand into international markets, approval of its products by government agencies such as the United States Food and Drug Administration, public policy relating to health care reform in the United States and other countries, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein. In addition, the factors listed below under "Additional Factors that May Affect Future Results," as well as other factors, could in the future affect the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward-looking statements contained in the following discussion.

          References made in this Quarterly Report on Form 10-Q to "General Surgical Innovations, Inc.," the "Company" or the "Registrant" refer to General Surgical Innovations, Inc. and its subsidiaries. The following General Surgical Innovations, Inc. trademarks are mentioned in this Quarterly
Report: Spacemaker -Registered Trademark-, registered trademark of the Company; and Knotmaker -TM-, trademark of the Company.

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

    In March 1994, the Company entered into a distribution agreement with United States Surgical Corporation (USSC) providing USSC with limited exclusive rights to distribute the Company's balloon dissection systems in the hernia repair market in both the United States and certain international countries, pursuant to which USSC was obligated to purchase minimum quantities of the Company's products. Substantially all of the Company's revenues have been derived from sales to USSC, which have included sales to Autosuture, Inc., a subsidiary of USSC, with USSC representing approximately 75% and 92% of the Company's total net revenues for fiscal 1995 and 1996, respectively, and 93% for the first quarter of fiscal 1997. On November 12, 1996, the Company and USSC entered into an early termination of this distributorship agreement by mutual agreement. Sales outside of the United States accounted for approximately 3%, 4% and 0.5% of the Company's sales in fiscal 1995, fiscal 1996, and the first quarter of fiscal 1997, respectively, and the Company expects that international sales will represent an increasing portion of revenue in the future. The Company has recorded all sales to USSC as domestic sales; however, sales of the Company's products by USSC have included sales to European and other foreign countries, made through Autosuture. The Company's sales to USSC have fluctuated significantly in the past, and, as a result of the mutual termination of the USSC distributorship and possible transition to EES (as described below), the Company anticipates that such sales will fluctuate in the future. In addition, USSC may have built up its inventory of GSI balloon dissector products. The early termination of the USSC distributorship agreement could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors Affecting Future Results-- Dependence Upon Key Distributor; Limited Marketing and Direct Sales Experience."

     The Company also entered into a license and distribution agreement (the "EES Agreement") with Ethicon-Endo Surgery, Inc. ("EES") in the fourth quarter of its fiscal year 1996 under which the Company has the right to manufacture EES baloon dissectors for EES and EES has the right to market its balloon dissection system in the laparoscopic hernia and stress urinary incontinence ("SUI") repair markets. As contemplated by the original EES Agreement, the parties are currently in the process of negotiating an amendment of the EES Agreement, to expand the license to include exclusivity for GSI products in the field of hernia repair and SUI. The parties expect jointly to develop and market a dissector for SUI repair in early calendar 1997. No manufacturing or distribution of products has occurred to date pursuant to the EES Agreement, and there can be no assurance that such manufacturing or distribution efforts will be successful, or that the parties will satisfactorily conclude such an expansion of the EES Agreement. Failure to successfully complete an expanded agreement could have a material adverse effect on the business, financial condition and/or results of operations of the Company.

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

     In February 1996, the Company acquired Adjacent Surgical, Inc., a company engaged in the development of balloon dissection systems for use in vascular applications. The transaction resulted in a one-time expense related to in-process research and development of approximately $2.8 million in the quarter ended March 31, 1996. From time to time, the Company has had discussions with third parties regarding various strategic relationships, including the potential sale of the Company, although the Company currently has no commitments with respect to any such relationships. The Company may continue to have discussions regarding potential strategic relationships in the future.

However, there can be no assurance that any such strategic relationship will occur.

    The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through calendar 1996. The increase in the Company's sales to date has been due to demand for the Company's balloon dissector systems principally for hernia repair. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of balloon dissection systems for other applications, the Company anticipates that it will be required to make significant additional expenditures in manufacturing, research and development (including marketing-related clinical evaluations), sales and marketing and administration. In addition, the Company anticipates higher administration expenses resulting from its obligations as a public reporting company.

   The Company anticipates that its results of operations will fluctuate for the foreseeable future because of several factors, including the early termination by mutual agreement of the Company's relationship with USSC, the status of the Company's relationship with and possible transition to EES and other partners, the mix of sales among the distributors and the Company's direct sales force, timing of new product introductions or transitions to new products, the margins recognized from products for various surgical procedures, the progress of marketing-related clinical evaluations, the introduction of competitive products (including pricing pressures), activities related to patents and patent approvals (including litigation) and regulatory and third-party reimbursement matters, the Company's ability to manufacture its products efficiently, and the timing of research and development expenses (including marketing-related clinical evaluations). In addition, the Company's results of operations could be affected by the timing of orders from distributors, expansion of the Company's distributor network, the ability of the Company's distributors to promote effectively the Company's products and the ability of the Company to quickly and cost effectively increase its direct domestic sales force. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the

Company has experienced sales growth in recent periods, there can be no assurance that, in the future, the Company will sustain sales growth or gain profitability on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

     The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

RESULTS OF OPERATIONS

    SALES. Sales increased by 403% to approximately $2,470,000 for the quarter ended September 30,1996 from $491,000 for the same period in 1995. This increase was due primarily to the growth in unit sales of the Spacemaker I platform to USSC for the hernia market and, to a lesser extent, from sales of the Spacemaker II platform, which was introduced in October 1995. Approximately $300,000 of revenue during the first quarter of fiscal 1997 was not recognized as a result of disagreements between the Company and USSC regarding USSC's purchase obligations under the USSC distributorship agreement. As the Company begins its transition to EES and other corporate partners, the Company believes that its sales results will fluctuate from quarter to quarter during at least the next several quarters.

    COST OF SALES. Cost of sales increased by 197% to approximately $993,000 for the quarter ended September 30, 1996 from $334,000 for the same period in 1995, and decreased as a percentage of sales to 40% in the quarter ended September 30, 1996 from 68% in the quarter ended September 30, 1995. This increase in absolute dollars was primarily a result of the costs of additional manufacturing capacity and personnel necessary to support increased sales volume, which was offset by leveraging certain fixed overhead expenses across a higher base of sales.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which include expenditures for marketing-related clinical evaluations and regulatory expenses, increased by 128% to $462,000 in the quarter ended September 30, 1996 from $202,000 for the quarter ended September 30, 1995 and decreased as a percentage of sales to 17% in the quarter ended September 30, 1996 period from 41% in the quarter ended September 30, 1995 as a result of higher sales volume in the 1996 period. The Company expects research and development expenses to increase in absolute dollars as the Company pursues development of new products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 72% to $1.8 million for the quarter ended September 30, 1996 from $1.1 million for the quarter ended September 30, 1995. This increase was primarily due to the growth of a direct sales force in the United States and the growth in marketing and other personnel associated with the Company's higher levels of operations. The Company expects selling, general and administrative expenses to continue to increase in absolute dollars as the Company's level of sales and manufacturing operations increases and as the Company increases its finance and administrative expenditures to meet its obligations as a public reporting company.

     INTEREST AND OTHER INCOME/(EXPENSE). Interest and other income/(expense) increased to $587,000 for the quarter ended September 30, 1996 from $63,000 for the quarter ended September 30, 1995 because of higher average cash, cash equivalents and available-for-sale securities balances. Interest earned in the future will depend on Company funding cycles and prevailing interest rates.

  NET LOSS. The Company had a net loss of approximately $229,000 for the quarter ended September 30, 1996 compared to a net loss of $1.0 million for the quarter ended September 30, 1995. The Company expects to continue to incur losses through at least calander year 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $14 million at September 30, 1996. The Company has funded its operations primarily through the sale of equity securities. From its inception through September 30, 1996 the Company raised approximately $15.2 million through the private placement of equity securities and approximately $46.9 million (net of underwriting discounts and commissions) in an initial public offering.

     As of September 30, 1996 the Company's principal source of liquidity consists of cash, cash equivalents and short-term investments of $49.8 million.

     The Company expects to incur substantial additional costs, including costs related to increased sales and marketing activities, increased research and development, expenditures in connection with seeking regulatory approvals and conducting additional marketing-related clinical evaluations, capital equipment and other costs associated with expansion of the Company's manufacturing capabilities and higher administration costs resulting from its obligations as a public reporting company. While the Company believes that its current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through calendar 1997, there can be no assurance that the Company will not require additional financing within this time frame. The Company may seek additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all.

FACTORS AFFECTING FUTURE RESULTS

    LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES. The Company was organized in April 1992 and began commercially shipping its first Spacemaker products in September 1993. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of September 30, 1996, the Company had an accumulated deficit of $14 million. The Company's operating net losses for the quarter ended September 30, 1996 and the fiscal years ending June 30, 1994, 1995 and 1996 were $229,000, $3.1 million, $4.1 million and $5.5 million, respectively. The Company expects to continue to incur significant operating losses on a quarterly and annual basis. Since the introduction of its initial products, the Company has yet to achieve profitability and may never do so in the future. Due to the Company's limited operating history, there can be no assurance of sales growth or profitability on a quarterly or annual basis in the future. The Company intends to increase significantly its investments in research and development, sales and marketing, marketing-related clinical evaluations and related infrastructure. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if sales do not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must respond to competitive developments, continue to attract, retain and motivate qualified persons and successfully commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

    DEPENDENCE UPON BALLOON DISSECTION PRODUCTS; RISK OF TECHNOLOGICAL OBSOLESCENCE. All of the Company's sales since inception have been derived from sales of its balloon dissection products, with a substantial portion derived from sales for hernia repair procedures. Failure of the Company to develop successfully and commercialize balloon dissection products for applications other than hernia repair could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company's products depends on the nature of the technological advances inherent in the product designs, reductions in patient trauma or other benefits provided by such products, results of marketing-related clinical evaluations, continued adoption of MIS procedures by surgeons, market acceptance of the Company's products and related procedures, reimbursement for the Company's products by health care payors and the Company's receipt of regulatory approvals. There can be no assurance that the Company's products will have the required technical characteristics, that the Company's products will provide adequate patient benefits, that marketing-related clinical evaluations results will be favorable, that surgeons will continue to adopt MIS procedures, that recently-introduced products or future products of the Company or related procedures will gain market acceptance, or that required regulatory approvals will be obtained. The failure to achieve any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent demand for the Company's balloon dissection systems for hernia repair declines and the Company's newly-introduced products are not commercially accepted or its existing products are not developed for new procedures, there could be a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DEPENDENCE ON KEY DISTRIBUTOR. In March 1994, the Company entered into a distribution agreement with United States Surgical Corporation ("USSC"), a large manufacturer and distributor of medical devices. Pursuant to this agreement USSC had rights, which were co-exclusive with the rights of GSI, to distribute the Spacemaker I product for hernia repair and, to the extent permitted by the Company's initial 510(k) clearance for the Spacemaker I product, other applications. USSC's distribution rights were limited to only those products that are or could be covered by the Company's initial 510(k) clearance. On November 12, 1996, the two parties, by mutual agreement, entered into an early termination of this distributorship agreement. USSC historically purchased substantially more product than was required under this agreement. In fiscal 1995 and 1996, sales to USSC, which have included sales to Autosuture, Inc., a subsidiary of USSC, represented approximately 75% and 92%, respectively, of the Company's net sales. The Company's sales to USSC have fluctuated in the past and as the Company begins its transition to EES, the Company expects that sales will continue to fluctuate for at least the next several quarters.

Approximately $300,000 of revenue during the first quarter of fiscal 1997 was not recognized as a result of disagreements between the Company and USSC regarding USSC's purchase obligations under the USSC distributorship agreement. This early termination of the agreement with USSC could have a material adverse effect on the Company's business, financial condition and results of operations.

          In June 1996, the Company signed an agreement with Ethicon Endo-Surgery, Inc. ("EES") under which the Company can manufacture EES balloon dissectors for EES, and EES has the right to market its balloon tissue dissection system in the laparoscopic hernia repair market. As contemplated by the original EES Agreement, the parties are currently in the process of negotiating an expansion of the EES Agreement in order to expand the license to include exclusivity for GSI products in the field of hernia repair and SUI. The parties expect jointly to develop and market a dissector for SUI repair in early calendar 1997. No manufacture or distribution of products has occurred to date pursuant to the EES Agreement, and there can be no assurance that efforts to do so will be successful, or that the parties will successfully conclude an expansion of the EES Agreement. Although the Company intends to establish additional distributorships in the United States for products in areas other than hernia repair and SUI, there can be no assurance that such efforts will be successful. Failure to diversify its distribution network in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

     To date, substantially all of the Company's international sales for hernia repair procedures have been made through Autosuture under the same terms and conditions as the Company's agreement with USSC. Although the Company may in the future seek to diversify its international distribution network, there can be no assurance that such efforts will be successful. Failure to diversify its international distribution network and the termination of the relationship with USSC and Autosuture could have a material adverse effect on the Company's business, financial condition and results of operations.

    LIMITED MARKETING AND DIRECT SALES EXPERIENCE. The Company has only limited experience marketing and selling its products through its direct sales force, and has sold its products in commercial quantities through its direct sales force only to the hernia market and, to a lesser degree, to the cosmetic and reconstructive surgery market. Establishing marketing and sales capability sufficient to support sales in commercial quantities for the other markets targeted by the Company, including additional hernia, vascular, urology, obstetrics, gynecology and orthopedic surgery markets, will require significant resources, and there can be no assurance that the Company will be able to recruit and retain additional qualified marketing personnel, or direct sales personnel or that future sales efforts of the Company will be successful. In markets where there is a large potential customer base, the Company intends to establish partnership relationships with additional distribution partners. The Company has no significant relationships other than with Ethicon Endo-Surgery, Inc. and there can be no assurance that the Company will be successful in establishing such partnership relationships on commercially reasonable terms, if at all. The failure to establish and maintain an effective distribution channel for the Company's products, or establish and retain qualified and effective sales personnel to support commercial sales of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    FLUCTUATIONS IN QUARTERLY RESULTS. Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on (i) new product introductions by the Company and its competitors and the resulting product transitions, (ii) the effect of the termination of the Company's relationship with USSC, (iii) the status of the Company's relationship with EES, (iv) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (v) the sales efforts of the Company's distributors, (vi) the mix of sales among distributors and the Company's direct sales force, (vii) timing of patent and regulatory approvals, (viii) timing of operating expenditures, (ix) the Company's ability to manufacture its products efficiently, (x) timing of research and development expenses, including marketing-related clinical evaluation expenditures, (xi) intellectual property litigation and (xii) general market conditions. The Company's sales in any period have been highly dependent upon the marketing efforts and success of USSC. The Company's sales to USSC have fluctuated significantly in the past, and, as a result of the mutual termination of the USSC distributorship and possible transition to EES, the Company anticipates that such sales will fluctuate in the future. For example, approximately $300,000 of revenue during the first quarter of fiscal 1997 was not recognized as a result of disagreements between the Company and USSC regarding USSC's purchase obligations under the USSC distributorship agreement. This early termination of the agreement could result in a decline in sales and adversely affect the Company's operating results. The Company also recently entered into a license and distribution agreement (the "EES Agreement") with Ethicon Endo-Surgery, Inc. ("EES") under which the Company can manufacture balloon dissectors for EES and EES has the right to market its balloon dissection system in the laparoscopic hernia repair market. As contemplated by the original EES Agreement, the parties are currently in the process of negotiating an expansion of the EES Agreement in order to expand the license to include exclusivity for GSI products in the field of hernia repair and SUI. The parties expect to jointly develop and market a dissector for SUI repair in early calendar 1997. No manufacture or distribution of products has occurred to date pursuant to the EES Agreement, and there can be no assurance that efforts to do so will be successful or that the expansion of the EES Agreement will be successfully concluded. In addition, announcements or expected announcements by the Company, its competitors or its distributors of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible to make. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis or that its growth will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In May 1996, the Guidant Corporation unit of Origin MedSystems, Inc. filed an action against GSI in the U.S. District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apparatus and Method for Peritoneal Retraction". GSI subsequently filed an action against Origin Medsystems, Inc. in the U.S. District Court for the Northern District of California alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. A decision against the Company in either of these actions could have a material adverse effect on the Company's business, financial condition or results of operations. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents or patents to which it has licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company or that the Company's existing patents will cover the Company's future products. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company. Since patent applications in the United States are maintained in secrecy until patents issue, the Company also cannot be certain that others did not first file applications for inventions covered by the Company's pending patent applications, nor can the Company be certain that it will not infringe any patents that may issue to others on such applications.

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

    Legislation has recently been enacted in Congress, the effect of which is to immunize physicians and their employers from liability for patent infringement for alleged infringement of patent claims directed to medical procedures.

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

     Labeling and promotional activities are subject to scrutiny by the FDA and,in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The Spacemaker I platform, Spacemaker II platform, Spacemaker Resposable platform, and KnotMaker product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, either when tissue dissection is required or, with respect to the KnotMaker product, when a surgical knot for suturing is required. The Company has promoted these products for surgical applications (e.g., hernia repair, subfascial endoscopic perforator surgery and breast augmentation and reconstruction), and may in the future promote these products for the dissection or knotmaking required for additional selected applications (e.g., treatment of stress urinary incontinence, saphenous vein harvesting and a variety of orthopedic procedures such as anterior spinal fusion). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA. The Company plans to file a 510(k) submission for its specialized trocar with a balloon valve, which provides a seal to maintain insufflation of the surgical space during MIS. There can be no assurance that the FDA will grant 510(k) clearance for the Company's specialized trocar on a timely basis, if at all.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In May, 1996, the Guidant Corporation unit of Origin MedSystems, Inc. filed an action against GSI in the United States District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apperatus and Methods for Peritoneal Retraction." GSI subsequently filed a claim against Origin Medsystems, Inc. in the United States District Court for the Northern District of California, alleging that the use of Origin's balloon dissection products infringe its patent for a method of tissue plane dissection using balloon systems. In addition, one of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin, a competitor of the Company. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and the Company has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in the interference proceeding until calendar year 1997, and, while the Company believes it will be successful in this interference proceeding, there can be no assurance of such success. Failure of the Company to prevail in such interference proceeding could have a material adverse effect on the Company's business, financial condition or results of operation. A decision against the Company in either of these actions could have a material adverse effect on the Company's business, financial condition or results of operations.

    From time to time the Company may be exposed to litigation arising out of its products or operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company, except for the patent interference proceedings discussed herein.

ITEM 2. CHANGES IN SECURITIES
      None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES
      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5. OTHER INFORMATION
      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

              Exhibit             Description
              -------             -----------
                11.1          Statement of Computation of Earnings (Net Loss)
                              Per Share

                27.1          Financial Data Schedule

     (b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL SURGICAL INNOVATIONS, INC.

By: /s/    STEPHEN J. BONELLI
   ------------------------------------
   Stephen J. Bonelli
   Vice President, Finance and Administration
   and Chief Financial Officer


Date: November 14, 1996