Form 10-Q
period 1996-12-31
GENERAL SURGICAL INNOVATIONS INC
filed 1997-02-14
CIK 890763

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                                EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY  PERIOD ENDED DECEMBER 31, 1996.

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


There were approximately 13,199,353 shares of Registrant's Common Stock issued and outstanding as of December 31, 1996.

                     -------------------------------------

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

                            QUARTERLY REPORT ON FORM 10-Q
                     FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

                                  TABLE OF CONTENTS

                                                                      Page
                                                                      ----
                            PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements (Unaudited)
Condensed, consolidated balance sheets at December 31, 1996 and
June 30, 1996.........................................................  3

Condensed, consolidated statements of operations for the three months ended December 31, 1996 and 1995 and for the six months ended
December 31, 1996 and 1995............................................  4

Condensed, consolidated statements of cash flows for the six months ended December 31, 1996 and 1995......................................  5

Notes to condensed, consolidated financial statements.................  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................   8

                             PART II.  OTHER INFORMATION

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                       CONDENSED, CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                December 31,        June 30,
                                                                    1996              1996
                                                                -------------     ------------
                                                                 (Unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents                                     $  11,483         $  28,339
    Available-for-sale securities                                    36,412            21,451
    Accounts receivable, net                                          1,714               873
    Inventories                                                       1,379               700
    Prepaid expenses and other current assets                           160               438
                                                                  ---------         ---------
    TOTAL CURRENT ASSETS                                             51,148            51,801

Property and equipment, net                                             632               702
Intangible and other assets, net                                        247               264
                                                                  ---------         ---------
    Total assets                                                  $  52,027         $  52,767
                                                                  ---------         ---------
                                                                  ---------         ---------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $     545         $     614
    Accrued liabilities                                                 644               892
    Bank borrowings                                                     167               127
    Deferred revenue                                                      -               100
                                                                  ---------         ---------
    TOTAL CURRENT LIABILITIES                                         1,356             1,733

Bank borrowings, less current portion                                   269               360
Other long-term liabilities                                             200               200
                                                                  ---------         ---------
    Total liabilities                                                 1,825             2,293

Shareholders' equity:
Preferred stock, $.001 par value:
Authorized: 2,000,000 shares; none issued and outstanding
Common stock, $.001 par value:
Authorized:  50,000,000 shares; issued and outstanding 13,199,353        13                13
on Dec. 31, 1996 and 13,132,903 on June 30, 1996
Additional paid in capital                                           65,002            64,885
Notes receivable from shareholders                                     (105)             (112)
Deferred compensation, net                                             (396)             (496)
Unrealized gain/(loss) on available-for-sale securities                 (29)                1
Accumulated deficit                                                 (14,283)          (13,817)
                                                                  ---------         ---------
    Total shareholders' equity                                       50,202            50,474
                                                                  ---------         ---------
      Total liabilities and shareholders' equity                  $  52,027         $  52,767
                                                                  ---------         ---------
                                                                  ---------         ---------


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
             CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended              Six Months Ended
                                                       December 31,                    December 31,
                                                --------------------------      ------------------------
                                                  1996              1995          1996            1995
                                                --------          --------      --------        --------
Sales                                           $      361        $   1,217     $    2,831      $   1,708
Guaranteed payments                                  1,500                -          1,500              -
                                                ----------        ---------     ----------      ---------
    Gross Sales                                      1,861            1,217          4,331          1,708

Cost of Sales                                          359              586          1,352            920
                                                ----------        ---------     ----------      ---------
     Gross Profit                                    1,502              631          2,979            788
                                                ----------        ---------     ----------      ---------

Operating Expenses:
    Research and development                           484              278            946            480
    Sales and marketing                              1,095              998          2,203          1,753
    General and administrative                         830              395          1,553            706
                                                ----------        ---------     ----------      ---------
    Total operating expenses                         2,409            1,671          4,702          2,939
                                                ----------        ---------     ----------      ---------
    Operating loss                                    (907)          (1,040)        (1,723)        (2,151)
Interest and other income                              670               25          1,257             88
                                                ----------        ---------     ----------      ---------
    Net loss                                    $     (237)       $  (1,015)    $     (466)     $  (2,063)
                                                ----------        ---------     ----------      ---------
                                                ----------        ---------     ----------      ---------

Net loss per share                              $    (0.02)       $   (0.15)    $    (0.04)     $   (0.31)
                                                ----------        ---------     ----------      ---------
                                                ----------        ---------     ----------      ---------

Shares used in computing net loss per share     13,183,440        6,555,770     13,165,128      6,554,626
                                                ----------        ---------     ----------      ---------
                                                ----------        ---------     ----------      ---------


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

                    GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
               CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (IN THOUSANDS)

                                                                  Six Months Ended
                                                                     December 31,
                                                           ------------------------------
                                                               1996              1995
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net cash used in operating activities                   (2,000)           (2,434)
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities                      (37,305)                -
Maturities of available-for-sale securities                      22,500                 -
Acquisition of property and equipment                              (124)             (161)
Proceeds from payments on shareholder notes receivable               18                 -
                                                           ------------      ------------
         Net cash used in investing activities                  (14,911)             (161)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on obligations under capital leases and
capital loans                                                       (51)              (43)
Proceeds from issuance of common stock, net of
issuance costs                                                      106                 1
                                                           ------------      ------------
         Net cash provided by (used in) financing
             activities                                              55               (42)
                                                           ------------      ------------

Net decrease in cash and cash equivalents                       (16,856)           (2,637)
Cash and cash equivalents, beginning of period                   28,339             4,541
                                                           ------------      ------------
Cash and cash equivalents, end of period                   $     11,483      $      1,904
                                                           ------------      ------------
                                                           ------------      ------------


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
               CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

                 NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

          The accompanying unaudited condensed, consolidated financial statements as of December 31, 1996 and for the three and six month periods ended December 31, 1996 and 1995 of General Surgical Innovations, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997, or any future interim period.

          These financial statements and notes should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


2.  RECENT PRONOUNCEMENTS:

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

3. Inventories:
         Inventories comprise:

                                          Dec 31,     Jun 30,
                                          -------------------
                                           1996        1995
                                           ----        ----
                                            (in thousands)

Raw Materials................             $  767      $  387
Work in progress.............                 93         153
Finished goods...............                519         160
                                          ------      ------
                                          $1,379      $  700
                                          ------      ------
                                          ------      ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the unaudited condensed, consolidated financial statements and notes thereto included in part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

          Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, fluctuations in revenues among different product lines and markets, the timing of orders and shipments, the ramp-up of distribution efforts by Ethicon-Endo Surgery, Inc. ("EES"), EES's success in achieving certain levels of sales growth, the Company's ability to manage growth and the transition to EES and possible other new corporate partnering relationships, the timely development and market acceptance of new products and surgical procedures, the impact of competitive products and pricing, results of ongoing litigation, the Company's ability to further expand into international markets, approval of its products by government agencies such as the United States Food and Drug Administration, the termination of the Company's distributorship agreement with United States Surgical Corporation ("USSC"), and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein. The factors listed below under "Factors Affecting Future Results," as well as other factors, could in the future affect the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward-looking statements contained in the following discussion.

          References made in this Quarterly Report on Form 10-Q to "General Surgical Innovations, Inc.," the "Company" or the "Registrant" refer to General Surgical Innovations, Inc. and its subsidiary. The following General Surgical Innovations, Inc. trademarks are mentioned in this Quarterly Report: Spacemaker -Registered Trademark-, registered trademark of the Company; and Knotmaker -TM-, trademark of the Company.


Overview

         Since its inception in April 1992, GSI has been engaged in the development, manufacturing and marketing of balloon dissection systems and related minimally invasive surgical instruments. The Company began commercial sales of its balloon dissection systems for hernia repair in September 1993. To date, the Company has received from the FDA four 510(k) clearances for use of the Company's technology to perform dissection of tissue planes anywhere in the body using a broad range of balloon sizes and shapes. The Company currently sells products in the United States and certain other countries in Europe, Asia and South America for selected applications, such as hernia repair, subfascial endoscopic perforator surgery and breast augmentation and reconstruction surgery.

         In November 1996, the Company terminated its distribution agreement with USSC which provided USSC with limited exclusive rights to distribute the Company's balloon dissection systems in the hernia repair market in both the United States and certain international countries.

         In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with Ethicon Endo-Surgery,Inc. ("EES"), a Johnson & Johnson company ("JNJ") pursuant to which GSI granted EES exclusive worldwide sales and marketing rights to sell the Spacemaker-TM-Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. The Expanded EES Agreement supersedes the June 1996 licensing agreement between the Company and EES pursuant to which GSI granted EES the right to market its new balloon dissection product. Under the Expanded EES Agreement, GSI will manufacture certain products and EES will market and distribute these products in the hernia and USI markets. In addition to the development of balloon dissection systems, the companies will collaborate on development of additional products for these markets. EES made an initial guaranteed payment of $1.5 million under the Expanded EES Agreement. In addition, the Expanded EES Agreement provides that EES will either purchase products, or make payments in lieu of such purchases, to ensure that GSI maintains a gross margin of $1.6 million and $1.7 million in the third and fourth quarters of fiscal 1997, respectively (ie through June 30, 1997). Following this initial ramp-up period, EES is required to make certain minimum quarterly product purchases.

         Additional sales in the United States are currently made through a small direct sales force. The Company currently sells its products (other than for hernia and SUI applications) in international markets through a limited number of distributors who resell to surgeons and hospitals. The Company plans to increase its direct sales force in the United States and may seek to establish a direct sales force in one or more other countries in the future. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

         To date, all of the sales made through distributors and almost all of the sales by the Company's direct sales force have been for use in hernia repair procedures. While the Company has developed or is developing balloon dissection systems for urinary stress incontinence, vascular, plastic surgery and orthopedics applications, sales of products for hernia repair are expected to provide a substantial majority of the Company's revenues at least through fiscal 1997.

         The Company has acquired significant patent rights from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products, which payments are expected to exceed certain minimum royalty payments due under agreements with such parties. The Company has also acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments, including the KnotMaker product and the balloon valve trocar currently under development.

         In February 1996, the Company acquired Adjacent Surgical, Inc., a company engaged in the development of balloon dissection systems for use in vascular applications. The transaction resulted in a one-time expense related to in-process research and development of approximately $2.8 million, in the quarter ended March 31, 1996. From time to time, the Company has had discussions with third parties regarding various strategic relationships, although the Company currently has no commitments with respect to any such relationships. The Company plans to continue to investigate potential strategic relationships in the future.

         The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through calendar year 1997. The increase in the Company's sales to date has been due to demand for the Company's balloon dissector systems principally for hernia repair. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of balloon dissection systems for other applications, the Company anticipates that it will be required to make significant additional expenditures in manufacturing, research and development (including marketing-related clinical evaluations), sales and marketing and administration. In addition, the Company anticipates higher administration expenses resulting from its obligations as a public reporting company.

         The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including fluctuations in purchases of the Company's products by EES, EES's ability to achieve certain levels of sales growth, the status of the Company's relationship with EES or other partners, fluctuations in revenues among different product lines and markets, the mix of sales among the distributors and the Company's direct sales force, timing of new product introductions or transitions to new products, the margins recognized from products for various surgical procedures, the progress of marketing-related clinical evaluations, the introduction of competitive products (including pricing pressures), activities related to patents and patent approvals (including litigation) and regulatory and third-party reimbursement matters, and the timing of research and development expenses (including marketing-related clinical evaluations). In addition, the Company's results of operations could be affected by the timing of orders from distributors, expansion of the Company's distributor network, the ability of the Company's distributors to effectively promote the Company's products and the ability of the Company to quickly and cost effectively increase its direct domestic sales force. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

         The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

    In January 1997, the Company entered into a new local facility lease and is planning to relocate its headquarters and manufacturing operations to this new location during April 1997. The new facility's lease comprises approximately 30,460 square feet and the monthly rent is approximately $47,000.

                                RESULTS OF OPERATIONS

         REVENUE. Revenue increased by 53% to approximately $1.9 million for the quarter ended December 31, 1996 from $1.2 million for the same period in 1995. Revenue for the six months ended December 31, 1996 increased 154% to approximately $4.3 million from $1.7 million for the six months ended December 31, 1995. This increase was due to growth in direct unit sales of the Spacemaker I and II platforms for the hernia market and an initial guaranteed payment of $1.5 million from EES pursuant to the Expanded EES Agreement. The Expanded EES Agreement provides that EES will purchase products, or make payments in lieu of such purchases, to ensure that GSI maintains a gross margin of $1.6 million and $1.7 million in the third and fourth quarters of fiscal 1997, respectively (ie through June 30, 1997). As the Company begins its transition to EES, the Company believes that its sales results will fluctuate from quarter to quarter during at least the next several quarters.

         COST OF SALES. Cost of sales decreased by 39% to approximately $359,000 for the quarter ended December 31, 1996 from $586,000 for the same period in 1995, and increased as a percentage of sales to 99% for the quarter ended December 31, 1996 from 48% for the quarter ended December 31, 1995. This increase in cost of sales as a percentage of sales was primarily a result of under-utilized manufacturing capacity as the Company had lower sales during its transition to EES as its new major distributor. Cost of sales for the six months ended December 31, 1996 decreased as a percent of sales to 48% or approximately $1.4 million as compared to 54% of sales or approximately $920,000 for the six months ended December 31, 1995.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which include expenditures for marketing-related clinical evaluations and regulatory expenses, increased by 74% to $484,000 in the quarter ended December 31, 1996 from $278,000 for the same period in 1995 due to increased funding of new product development. Research and development expenses for the six months ended December 31, 1996 were approximately $946,000 compared to $480,000 for the six months ended December 31, 1995. The Company expects research and development expenses to increase in absolute dollars as the Company pursues development of new products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased by 38% to $1.9 million for the quarter ended December 31, 1996 from $1.4 million for the quarter ended December 31, 1995. For the six months ended December 31, 1996 SG&A expenses were $3.8 million compared to $2.5 million for the six months ended December 31, 1995. This increase was primarily due to the growth of a direct sales force in the United States and the growth in marketing and other personnel associated with the Company's higher levels of operations. The Company expects selling, general and administrative expenses to continue to increase in absolute dollars as the Company's sales and manufacturing infrastructure (including additional sales personnel) increases and as the Company increases its finance and administrative expenditures to meet its obligations as a public reporting company.

         INTEREST AND OTHER INCOME. Interest and other income increased to $670,000 for the quarter ended December 31, 1996 from $25,000 for the quarter ended December 31, 1995. For the six months ended December 31, 1996 interest and other income increased to $1.3 million from $88,000 for the same period in 1995 due to higher average cash, cash equivalents and available-for-sale securities balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $14.3 million at December 31, 1996. The Company has funded its operations primarily through the sale of equity securities. From its inception through December 31, 1996 the Company raised approximately $15.2 million through the private placement of equity securities and approximately $46.9 million (net of underwriting discounts and commissions) in an initial public offering.

         As of December 31, 1996 the Company's principal source of liquidity consists of cash, cash equivalents and short-term investments of $47.9 million, as compared to approximately $49.8 million at June 30, 1996. This decrease reflects approximately $2 million used to fund operations.

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

FACTORS AFFECTING FUTURE RESULTS

         LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES. The Company was organized in April 1992 and began commercially shipping its first Spacemaker products in September 1993. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of December 31, 1996, the Company had an accumulated deficit of $14.3 million. The Company's net operating losses for the fiscal years ending June 30, 1994, 1995 and 1996 and for the quarter ended December 31, 1996 were, $3.1 million, $4.1 million, $5.5 million, and $237,000 respectively. The Company expects to continue to incur operating losses on a quarterly and annual basis through at least calendar year 1997. Due to the Company's limited operating history, and the recent transition to EES as its major distributor, there can be no assurance of sales growth or profitability in the future. The Company intends to increase significantly its investments in research and development, sales and marketing, marketing-related clinical evaluations and related infrastructure. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if sales do not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must respond to competitive developments, continue to attract, retain and motivate qualified persons and successfully commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

         DEPENDENCE UPON BALLOON DISSECTION PRODUCTS; RISK OF TECHNOLOGICAL OBSOLESCENCE. All of the Company's sales since inception have been derived from sales of its balloon dissection products, with a substantial portion derived from sales for hernia repair procedures. Failure of the Company to develop successfully and commercialize balloon dissection products for applications other than hernia repair could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company's products depends on the nature of the technological advances inherent in the product designs, reductions in patient trauma or other benefits provided by such products, results of marketing-related clinical evaluations, continued adoption of minimally invasive surgery ("MIS") procedures by surgeons, market acceptance of the Company's products and related procedures, reimbursement for the Company's products by health care payors and the Company's receipt of regulatory approvals. There can be no assurance that the Company's products will have the required technical characteristics, that the Company's products will provide adequate patient benefits, that marketing-related clinical evaluations results will be favorable, that surgeons will continue to adopt MIS procedures, that recently-introduced products or future products of the Company or related procedures will gain market acceptance, or that required regulatory approvals will be obtained. The failure to achieve any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent demand for the Company's balloon dissection systems for hernia repair declines and the Company's newly-introduced products are not commercially accepted or its existing products are not developed for new procedures, there could be a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         DEPENDENCE ON KEY DISTRIBUTOR. In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with Ethicon Endo-Surgery,Inc. ("EES"), a Johnson & Johnson company ("JNJ") pursuant to which GSI granted EES exclusive worldwide sales and marketing rights to sell the Spacemaker-TM- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. The Expanded EES Agreement supersedes the June 1996 licensing agreement between the Company and EES pursuant to which GSI granted EES the right to market its new balloon dissection product. Under the Expanded EES agreement, GSI will manufacture certain products and EES will market and distribute these products in the hernia and USI markets. The parties expect to jointly develop and begin marketing this dissector for SUI repair in early calendar 1997. In addition to the development of balloon dissection systems, the companies will collaborate on development of additional products for these markets. EES made an initial payment of $1.5 million under the Expanded EES Agreement. In addition, the Expanded EES Agreement provides that EES will either purchase products, or make payments in lieu of such purchases, to ensure that GSI maintains a gross margin of $1.6 million and $1.7 million in the third and fourth quarter of fiscal 1997, respectively (ie through June 30, 1997). Following this initial ramp-up period, EES is required to make certain minimum quarterly product purchases. No manufacture or distribution of products has occurred to date pursuant to the Expanded EES Agreement, and there can be no assurance that such manufacturing, marketing or distribution efforts will be successful. EES's failure to achieve certain levels of sales growth or a reduction in orders from EES could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company intends to establish additional distributorships in the United States for products in areas other than hernia repair and urinary stress incontinence, there can be no assurance that such efforts will be successful. Failure to diversify its distribution network in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

         To date, substantially all of the Company's international sales for hernia repair procedures have been made through Autosuture under the same terms and conditions as the Company's agreement with USSC, which was terminated in November 1996. Thus, the Company does not anticipate that it will have future sales through Autosuture. Although the Company has replaced this international distributor network through its agreement with Ethicon Endo-Surgery, there can be no assurance that EES's efforts in international distribution will be successful.

         LIMITED MARKETING AND DIRECT SALES EXPERIENCE. The Company has only limited experience marketing and selling its products through its direct sales force, and has sold its products in commercial quantities through its direct sales force only to the hernia market and, to a lesser degree, to the cosmetic and reconstructive surgery market. Establishing marketing and sales capability sufficient to support sales in commercial quantities for the other markets targeted by the Company, including additional hernia, vascular, urology, obstetrics, gynecology and orthopedic surgery markets, will require significant resources, and there can be no assurance that the Company will be able to recruit and retain additional qualified marketing personnel or direct sales personnel or that future sales efforts of the Company will be successful. In markets where there is a large potential customer base, the Company intends to establish partnership relationships with additional distribution partners, and there can be no assurance that the Company will be successful in establishing such partnership relationships on commercially reasonable terms, if at all. The failure to establish and maintain an effective distribution channel for the Company's products, or establish and retain qualified and effective sales personnel to support commercial sales of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The Company introduced its balloon dissectors in late 1993 and to date there has been relatively little education among surgeons about the benefits of balloon dissection technology. Further, due to the novelty of balloon dissection procedures, many surgeons and surgeons' assistants have not developed the requisite skills to perform balloon dissection procedures. To the extent that laparoscopic techniques are adopted slowly, that balloon dissectors are incorporated into laparoscopic techniques less often or that surgeons are unwilling or unable to develop the skills necessary to utilize balloon dissectors, the Company's business, financial condition and results of operations could be materially adversely affected.

         FLUCTUATIONS IN QUARTERLY RESULTS. Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on (i) new product introductions by the Company and its competitors and fluctuations in revenues among different product lines and markets, (ii) purchases of the Company's products by EES, (iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company,
(iv) the sales efforts of EES, (v) the mix of sales among distributor and the Company's direct sales force, (vi) timing of patent and regulatory approvals, if any, (vii) timing and growth in operating expenditures, (viii) timing of research and development expenses, including marketing-related clinical evaluation expenditures, (ix) intellectual property litigation and (x) general market conditions. In the past, the Company's sales were highly dependent upon the marketing efforts and success of United States Surgical Corporation, which was the Company's major distributor until the relationship was mutually terminated in November 1996. In December 1996 the Company entered into the Expanded Ethicon Agreement, pursuant to which GSI granted EES exclusive worldwide sales and marketing rights to sell the Spacemaker-TM-Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence (USI) markets. The Company's sales in any period will be highly dependent upon the marketing efforts and success of EES, which are not within the control of the Company. The Company anticipates that sales to EES will fluctuate in the future. Failure by EES to achieve certain levels of sales growth or a decline in purchases by EES could result in a decline in sales and adversely affect the Company's operating results. No manufacture or distribution of products has occurred to date pursuant to the EES Agreement, and there can be no assurance that efforts to do so will be effective. In addition, announcements or expected announcements by the Company, its competitors or its distributor of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible to make. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis, if at all, or that its growth, if any, will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties. As of December 31, 1996, GSI had 17 United States patents issued, and had applied for an additional 48 United States patents, 11 of which had been allowed. In addition, GSI had two foreign patents issued, and 20 in prosecution as of such date. In May 1996, the Company was issued a United States patent that contains claims regarding the use of balloons to dissect tissue planes anywhere in the body.

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

         One of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin Medsystems, Inc. ("Origin"), a competitor of the Company. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in this interference proceeding until 1998. Failure of the Company to prevail in such interference proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY TO MANAGE GROWTH. The Company began commercial sales of its balloon dissection products in September 1993 and, as a result, has limited experience in manufacturing, marketing and selling its products commercially. In January 1997 the Company entered into a real estate lease and will be relocating its headquarters and manufacturing operations in April 1997 to this new facility. In addition, the Company experienced rapid growth in the number of its employees, the number of products under development, the number and amount of products manufactured and sold, and the geographic scope of its sales. In order to augment its long-term competitive position, the Company anticipates that it will be required to make significant additional expenditures in manufacturing, research and development, sales and marketing, and administration. The Company's inability to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         GOVERNMENT REGULATION. The Company's Spacemaker balloon dissection systems and other products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Under the federal Food, Drug, and Cosmetic Act, the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use. Prior to commercialization, a medical device generally must receive FDA and foreign regulatory clearance or approval, which can be an expensive, lengthy and uncertain process. The Company is also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services ("CDHS"), for compliance with Good Manufacturing Practice requirements, Medical Device Reporting requirements and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The Spacemaker I platform, Spacemaker II platform, Spacemaker Resposable platform, and KnotMaker product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, either when tissue dissection is required or, with respect to the KnotMaker product, when a surgical knot for suturing is required. The Company has promoted these products for surgical applications (e.g., hernia repair, subfascial endoscopic perforator surgery and breast augmentation and reconstruction), and may in the future promote these products for the dissection or knotmaking required for additional selected applications (e.g., treatment of stress urinary incontinence, saphenous vein harvesting and a variety of orthopedic procedures such as anterior spinal fusion). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA. The Company plans to file a 510(k) submission for its specialized trocar with a balloon valve, which is intended to provide a seal to maintain insufflation of the surgical space during MIS. There can be no assurance that the FDA will grant 510(k) clearance for the Company's specialized trocar on a timely basis, if at all.

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

         In order to continue selling its products within the European Economic Area following June 14, 1998, the Company will be required to achieve compliance with the requirements of the Medical Devices Directive (the "MDD") and to affix CE marking on its products to attest such compliance. Failure by the Company to comply with CE marking requirements by June 1998 would prohibit the Company from selling its products in the European Economic Area unless and until compliance was achieved, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

         The Company currently occupies a single facility in Palo Alto, California that houses its headquarters, administrative offices, research laboratories and manufacturing facilities. In January 1997, the Company entered into a new facility lease for premises in Cupertino, California, and is planning to relocate its headquarters and manufacturing operations to this new location during April 1997. The new facilities lease comprises approximately 30,460 square feet and the monthly rent is approximately $47,000. There can be no guarantee that the Company will be able to establish and certify adequate manufacturing capacity in a timely manner, or at all, in the new space. Failure to establish and certify adequate manufacturing capacity in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON SINGLE SOURCE SUPPLIERS; LACK OF CONTRACTUAL ARRANGEMENTS. The Company currently relies upon single source suppliers for several components of its balloon dissection products, and in most cases there are no formal supply contracts. There can be no assurance that the component materials obtained from single source suppliers will continue to be available in adequate quantities, if at all, or, if required, that the Company will be able to locate alternative sources of such component materials on a timely basis, if at all, to market its products. In addition, there can be no assurance that the single source suppliers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The failure to obtain sufficient quantities and qualities of such component materials, or the loss of any of the Company's single source suppliers, could cause a delay in GSI's ability to fulfill orders while it identifies and certifies a replacement supplier, if any, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
    In May, 1996, the Guidant Corporation unit of Origin MedSystems, Inc. filed an action against GSI in the United States District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apparatus and Methods for Peritoneal Retraction." GSI subsequently filed a claim against Origin Medsystems, Inc. in the United States District Court for the Northern District of California, alleging that the use of Origin's balloon dissection products infringe its patent for a method of tissue plane dissection using balloon systems. In addition, one of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin, a competitor of the Company. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and the Company has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in the interference proceeding until calendar year 1998, and, while the Company believes it will be successful in this interference proceeding there can be no assurance of such success. Failure of the Company to prevail in such interference proceeding could have a material adverse effect on the Company business, financial condition or results of operation. A decision against the Company in either of these actions could have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 2. CHANGES IN SECURITIES
    None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES
    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
    Holders

    On November 19, 1996, the Company held its annual meeting of shareholders. At the annual meeting, the Company's shareholders approved the following matters by the following votes:

1.  Election of the following directors of the Company:


        NOMINEE                   FOR              ABSTAIN
--------------------------    -----------      --------------

Roderick A. Young              7,473,233            1,300
                              -----------      --------------

Thomas J. Fogarty              7,454,233           20,300
                              -----------      --------------

David W. Chonette              7,473,233            1,300
                              -----------      --------------

Paul Goeld                     7,454,233           20,300
                              -----------      --------------

Mark A. Wan                    7,472,933            1,600
                              -----------      --------------


2. Amendments to the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 400,000 shares to an aggregate of 2,115,882 shares.

    FOR  7,388,727      AGAINST  84,406          ABSTAIN  1,400
         ---------               ------                   -----

3. Ratification of the appointment of Coopers & Lybrand L.L.P. as independent accountants for the Company for the fiscal year ending June 30, 1997.

    FOR  7,472,033      AGAINST  1,200           ABSTAIN  1,300
         ---------               -----                    -----

ITEM 5. OTHER INFORMATION
    None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

          Exhibit             Description
          -------             -----------
            10.20 (1)(2)      OEM Supply Agreement (Expanded Field) dated
                              December 20, 1996, between Ethicon
                              Endo-Surgery, Inc. and the Company
                              ("Expanded EES Agreement").

            10.21(2)          Modification and Termination Agreement and
                              Mutual Release dated November 12, 1996,
                              between United States Surgical Corporation and the Company.

            10.22 Real Estate Lease between Berg & Berg Developers and the Company.

            11.1              Statement of Computation of Earnings (Net Loss)
                              Per Share

            27.1              Financial Data Schedule

            (1)   This exhibit supercedes Exhibit 10.19.

            (2) Confidential treatment has been requested with regard to certain portions of this exhibit.


     (b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL SURGICAL INNOVATIONS, INC.




                             By:/s/   STEPHEN J. BONELLI
                                ------------------------
                                  Stephen J. Bonelli

                                  Vice President, Finance

                                  and Chief Financial Officer



Date: February   , 1997