Form 10-Q
period 1997-03-31
GENERAL SURGICAL INNOVATIONS INC
filed 1997-05-13
CIK 890763

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                        Commission file number: 0-28448

                       GENERAL SURGICAL INNOVATIONS, INC.
             (Exact name of Registrant as specified in its charter)



               CALIFORNIA                              97-3170244
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)


                   10460 BUBB ROAD, CUPERTINO, CALIFORNIA 95014
                    (Address of principal executive offices)

          Registrant's telephone number, including area code: (408) 863-2500


                 3172A Porter Drive, Palo Alto, California 94304
                   Former Address (Changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO

There were approximately 13,208,765 shares of Registrant's Common Stock issued and outstanding as of March 31, 1997.

              GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997

                            TABLE OF CONTENTS

                                                                           Page
                     PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              Condensed, consolidated balance sheets at March 31, 1997 and
              June 30, 1996................................................   3

              Condensed, consolidated statements of operations for the
              three months ended March 31, 1997 and 1996 and for the nine
              months ended March 31, 1997 and 1996.........................   4

              Condensed, consolidated statements of cash flows for the nine
              months ended March 31, 1997 and 1996.........................   5

              Notes to condensed, consolidated financial statements........   6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   7

                        PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings............................................   21

Item 2.       Changes in Securities........................................   21

Item 3.       Defaults Upon Senior Securities..............................   21

Item 4.       Submission of Matters to a Vote of Security Holders..........   21

Item 5.       Other Information............................................   22

Item 6.       Exhibits and Reports on Form 8-K.............................   22

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                       CONDENSED, CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              March 31,    June 30,
                                                                1997         1996
                                                             ------------  -----------
                                                              (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                  $  2,780      $28,339
     Available-for-sale securities                                43,615       21,451
     Accounts receivable, net                                      2,059          873
     Inventories                                                   1,576          700
     Prepaid expenses and other current assets                       597          438
                                                             ------------  -----------
         TOTAL CURRENT ASSETS                                     50,627       51,801

Property and equipment, net                                          638          702
Intangible and other assets, net                                     279          264
                                                             ------------  -----------
         Total assets                                          $  51,544    $  52,767
                                                             ------------  -----------
                                                             ------------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $     210    $     614
     Accrued liabilities                                             999          892
     Bank borrowings                                                 167          127
     Deferred revenue                                                 --          100
                                                             ------------  -----------
         TOTAL CURRENT LIABILITIES                                 1,376        1,733

Bank borrowings, less current portion                                227          360
Other long-term liabilities                                          200          200
                                                             ------------  -----------
         Total liabilities                                         1,803        2,293
                                                             ------------  -----------

Shareholders' equity:
Preferred stock, $.001 par value:
Authorized: 2,000,000 shares; none issued and outstanding
Common stock, $.001 par value:
Authorized:  50,000,000 shares; issued and outstanding 13,208,765
on March 31, 1997 and 13,132,903 on June 30, 1996                     13           13
Additional paid in capital                                        65,012       64,885
Notes receivable from shareholders                                   (90)        (112)
Deferred compensation, net                                          (346)        (496)
Unrealized gain/(loss) on available-for-sale securities             (126)           1
Accumulated deficit                                              (14,722)     (13,817)
                                                             ------------  -----------
     Total shareholders' equity                                   49,741       50,474
                                                             ------------  -----------
         Total liabilities and shareholders' equity            $  51,544    $  52,767
                                                             ------------  -----------
                                                             ------------  -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
             CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              Three Months Ended    Nine Months Ended
                                                   March 31,              March 31,
                                             --------------------    --------------------
                                                1997        1996        1997        1996
                                             ---------  ----------   ---------   ----------
Sales                                         $    693    $  1,713     $  3,524    $  3,421
Guaranteed payments                              1,480          --        2,980          --
                                            ----------  ----------   ----------   ---------
     Gross Sales                                 2,173       1,713        6,504       3,421

Cost of Sales                                      397         734        1,749       1,654
                                            ----------  ----------   ----------   ---------
     Gross Profit                                1,776         979        4,755       1,767
                                            ----------  ----------   ----------   ---------

Operating Expenses:
     Research and development                      581         384        1,527         864
     Sales and marketing                         1,216         825        3,419       2,578
     General and administrative                  1,044         414        2,597       1,120
     Write-off of acquired in-process R&D                    2,791                    2,791
                                            ----------  ----------   ----------   ---------
         Total operating expenses                2,841       4,414        7,543       7,353
                                            ----------  ----------   ----------   ---------
         Operating loss                         (1,065)     (3,435)      (2,788)     (5,586)
Interest and other income                          626          63        1,883         151
                                            ----------  ----------   ----------   ---------
         Net loss                           $     (439)  $  (3,372)     $  (905)   $ (5,435)
                                            ----------  ----------   ----------   ---------
                                            ----------  ----------   ----------   ---------
Net loss per share                          $    (0.03)  $   (0.51)     $ (0.07)   $  (0.83)
                                            ----------  ----------   ----------   ---------
                                            ----------  ----------   ----------   ---------
Shares used in computing net
loss per share                                  13,211       6,557       13,181       6,556
                                            ----------  ----------   ----------   ---------
                                            ----------  ----------   ----------   ---------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
            CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN THOUSANDS)


                                                                   Nine Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                   1997         1996
                                                               -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net cash used in operating activities                   (3,235)      (2,768)
                                                               -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities                       (54,666)          --
Maturities of available-for-sale securities                       32,500           --
Disposal of property and equipment                                                 39
Acquisition of property and equipment                               (214)        (261)
Cash received on acquisition of Adjacent Surgical, Inc.                            21
                                                               -----------   ----------
          Net cash used in investing activities                  (22,380)        (201)
                                                               -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings                                                     786
Principal payments on note payable                                               (145)
Payments on obligations under capital leases and capital loans       (93)         (64)
Proceeds from issuance of  Series D convertible
 redeemable preferred stock                                                     1,753
Proceeds from issuance of common stock, net of issuance costs        125            2
Proceeds from payments on shareholder notes receivable                24           --
                                                               -----------   ----------
          Net cash provided by financing activities                   56        2,332
                                                               -----------   ----------
Net decrease in cash and cash equivalents                        (25,559)        (637)
Cash and cash equivalents, beginning of period                    28,339        4,541
                                                               -----------   ----------
Cash and cash equivalents, end of period                        $  2,780     $  3,904
                                                               -----------   ----------
                                                               -----------   ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

     The accompanying unaudited condensed, consolidated financial statements as of March 31, 1997 and for the three and nine month periods ended March 31, 1997 and 1996 of General Surgical Innovations, Inc. (the "Company") and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997, or any future interim period.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.  RECENT PRONOUNCEMENTS:

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company plans to adopt the disclosure only provisions of SFAS No. 123 and to continue to account for employees' stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 will be effective for the Company's 1997 fiscal year.

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for Earnings Per Share. SFAS 128 will become effective for the Company's 1998 fiscal year. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

3. Inventories:

     Inventories comprise:

                                Mar 31,   Jun 30,
                               ------------------
                                 1997       1996
                                 ----       ----
                                 (in thousands)
Raw Materials.................. $ 769      $ 387
Work in progress...............   117        153
Finished goods.................   690        160
                              ---------   -------
                               $1,576      $ 700
                              ---------   -------
                              ---------   -------

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

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically the Company wishes to alert readers that, except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, fluctuations in revenues among different product lines and markets, the timing of orders and shipments, the ramp-up of distribution efforts by Ethicon-Endo Surgery, Inc. ("EES"), EES's success in achieving certain levels of sales growth, the Company's ability to manage growth and the transition to EES and possible other new corporate partnering relationships, the timely development and market acceptance of new products and surgical procedures, the impact of competitive products and pricing, results of ongoing litigation, the Company's ability to further expand into international markets, approval of its products by government agencies such as the United States Food and Drug Administration, the termination of the Company's distributorship agreement with United States Surgical Corporation ("USSC"), and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein. The factors listed below under "Factors Affecting Future Results," as well as other factors, have in the past affected, and could in the future affect, the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward-looking statements contained in the following discussion.

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

Overview

     Since its inception in April 1992, GSI has been engaged in the development, manufacturing and marketing of balloon dissection systems and related minimally invasive surgical instruments. The Company began commercial sales of its balloon dissection systems for hernia repair in September 1993. To date, the Company has received from the FDA five 510(k) clearances for use of the Company's technology to perform dissection of tissue planes anywhere in the body using a broad range of balloon sizes and shapes. The Company currently sells products in the United States and certain other countries in Europe, Asia and South America for selected applications, such as hernia repair, subfascial endoscopic perforator surgery and breast augmentation and reconstruction surgery.

     In November 1996, the Company terminated its distribution agreement with USSC which provided USSC with limited exclusive rights to distribute the Company's balloon dissection systems in the hernia repair market in both the United States and certain international countries.

     In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with Ethicon Endo-Surgery,Inc. ("EES"), a Johnson & Johnson ("JNJ") company pursuant to which GSI granted EES exclusive worldwide sales and marketing rights to sell the Spacemaker-TM-Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. The Expanded EES Agreement supersedes the June 1996 licensing agreement between the Company and EES pursuant to which GSI granted EES the right to market the EES balloon dissection product. Under the Expanded EES Agreement, GSI will manufacture certain products and EES will market and distribute these products in the hernia and USI markets. EES has begun selling GSI's dissector for hernia repair, and the Company expects EES to begin selling GSI's dissector for USI repair in the quarter ending June 30, 1997. The Company currently expects EES to commence a focused marketing campaign for the USI balloon dissector in calendar year 1998. In addition to the development of balloon dissection systems, the companies will collaborate on development of additional products for these markets. EES made a guaranteed payment of $1.5 million in the second quarter of fiscal year 1997, and a third quarter (ending March 31, 1997) payment of $1.6 million which represents a combination of purchased products and margin guarantees under the Expanded EES Agreement. In addition, the Expanded EES Agreement provides that EES will either purchase products, or make payments in lieu of such purchases, to support GSI's gross margin of $1.7 million in the fourth quarter of 1997 (through June 30, 1997). Following this initial ramp-up period, EES is required to make certain minimum quarterly product purchases.

    Additional sales in the United States are currently made through a small direct sales force. The Company currently sells its products (other than for hernia and USI applications) in international markets through a limited number of distributors who resell to surgeons and hospitals. The Company plans to increase its direct sales force in the United States and may seek to establish a direct sales force in one or more other countries in the future. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

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

     The Company has acquired significant patent rights from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products, which payments are expected to exceed certain minimum royalty payments due under agreements with such parties. The Company has also acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments, including the KnotMaker product and the balloon valve trocar.

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

     The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through March 31, 1998. The

Company's sales to date have consisted almost entirely of balloon dissector systems for hernia repair. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of balloon dissection systems for other applications, the Company anticipates that it will be required to make significant additional expenditures in sales and marketing, research and development (including marketing-related clinical evaluations), manufacturing and administration. In addition, the Company has experienced higher administration expenses since its initial public offering resulting from its obligations as a public reporting company.

     The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including fluctuations in purchases of the Company's products by EES, EES's ability to achieve certain levels of sales growth, the status of the Company's relationship with EES or other potential partners, fluctuations in revenues among different product lines and markets, the mix of sales among the distributors and the Company's direct sales force, timing of new product introductions or transitions to new products, the margins recognized from products for various surgical procedures, the progress of marketing-related clinical evaluations, the introduction of competitive products (including pricing pressures), activities related to patents and patent approvals (including litigation) and regulatory and third-party reimbursement matters, and the timing of research and development expenses (including marketing-related clinical evaluations). In addition, the Company's results of operations could be affected by the timing of orders from distributors, expansion of the Company's distributor network, the ability of the Company's distributors to effectively promote the Company's products and the ability of the Company to quickly and cost effectively increase its direct domestic sales force. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

     The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

     In January 1997, the Company entered into a new local facility lease and has relocated its headquarters and manufacturing operations to this new location during April 1997. The new facility's lease comprises approximately 30,460 square feet and the monthly rent is approximately $47,000.

RESULTS OF OPERATIONS

     REVENUE. Revenue increased by 27% to approximately $2.2 million for the quarter ended March 31, 1997 from $1.7 million for the same period in 1996. Revenue for the nine months ended March 31, 1997 increased 90% to approximately $6.5 million from $3.4 million for the nine months ended March 31, 1996. This increase was due to growth in direct unit sales of the Spacemaker I and II platforms for the hernia market and from initial product purchases by EES combined with guaranteed payments from EES pursuant to the Expanded EES Agreement. The Expanded EES Agreement provides that EES will purchase products, or make payments in lieu of such purchases, to ensure that GSI maintains certain gross margin levels during Ethicon's initial ramp-up from October 4, 1996 to June 30, 1997. As the Company continues its transition to EES, the Company believes that its sales results will fluctuate from quarter to quarter during at least the next several quarters.

     COST OF SALES. Cost of sales decreased by 46% to approximately $397,000 for the quarter ended March 31, 1997 from $734,000 for the same period in 1996, and increased as a percentage of sales to 57% for the quarter ended March 31, 1997 from 43% for the quarter ended March 31, 1996. This increase in cost of sales as a percentage of sales was primarily a result of under-utilized manufacturing capacity as the Company had lower sales during its transition to EES as its new major distributor. Cost of sales for the nine months ended March 31, 1997 increased 6% to approximately $1.75 million from approximately $1.65 million for the nine months ended March 31, 1996 as a result of the direct costs associated with greater product sales.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R & D") expenses, which include expenditures for marketing-related clinical evaluations and regulatory expenses, increased by 51% to $581,000 in the quarter ended March 31, 1997 from $384,000 for the same period in 1996 and increased as a percentage of revenue to 27% in the quarter ended March 31, 1997 from 22% in the quarter ended March 31, 1996 as a result of increased efforts to develop new products. R & D expenses for the nine months ended March 31, 1997 were approximately $1.5 million versus $864,000 for the nine months ended March 31, 1996. The Company expects research and development expenses to increase in absolute dollars as the Company pursues development of new products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by 92% to approximately $2.3 million for the quarter ended March 31, 1997 from $1.2 million for the quarter ended March 31, 1996 primarily due to increased legal expenses related to intellectual property litigation and expenses associated with the growth of a direct sales force in the United States. For the nine months ended March 31, 1997 SG&A expenses were $6.0 million compared to $3.7 million for the nine months ended March 31, 1996. This increase was primarily due to the growth of a direct sales force in the United States and the growth in marketing and other personnel associated with the Company's higher levels of operations. The Company expects selling, general and administrative expenses to continue to increase in absolute dollars as the Company's sales and manufacturing infrastructure (including additional sales personnel) increases.

     INTEREST AND OTHER INCOME/(EXPENSE). Interest and other income/(expense) increased to $626,000 for the quarter ended March 31, 1997 from $63,000 for the quarter ended March 31, 1996. For the nine months ended March 31, 1997 interest and other income/(expense) increased to $1.9 million from $151,000 for the same period in 1996. These increases were due to higher average cash, cash equivalents and available-for-sale securities balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $14.7 million at March 31, 1997. The Company has funded its operations primarily through the sale of equity securities. From its inception through March 31, 1997 the Company raised approximately $15.2 million through the private placement of equity securities and approximately $46.9 million (net of underwriting discounts and commissions) in an initial public offering.

     As of March 31, 1997 the Company's principal source of liquidity consists of cash, cash equivalents and short-term investments of $46.4 million, as compared to approximately $49.8 million at June 30, 1996. This decrease principally reflects approximately $3.2 million used to fund operations. In addition the Company is currently negotiating an extension of a $1.5 million bank line of credit to March 31, 1998. There are no outstanding borrowings under this line of credit.

     The Company expects to make approximately $1.5 million in leasehold improvements by the end of fiscal 1997 (June 31, 1997) relating to the relocation of the Company's headquarters. The Company expects to incur substantial additional costs, including costs related to increased sales and marketing activities, increased research and development, expenditures in connection with seeking regulatory approvals and conducting additional marketing-related clinical evaluations, capital equipment and other costs associated with expansion of the Company's manufacturing capabilities and a continuation of administration costs resulting from its obligations as a public reporting company. While the Company believes that its current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through calendar 1997, there can be no assurance that the Company will not require additional financing within this time frame. The Company may seek additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all.

RECENT PRONOUNCEMENTS:

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company plans to adopt the disclosure only provisions of SFAS No. 123 and to continue to account for employees' stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 will be effective for the Company's 1997 fiscal year.

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for Earnings Per Share. SFAS 128 will become effective for the Company's 1998 fiscal year. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

FACTORS AFFECTING FUTURE RESULTS

     LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES. The Company was organized in April 1992 and began commercially shipping its first Spacemaker products in September 1993. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of March 31, 1997, the Company had an accumulated deficit of $14.7 million. The Company's net operating losses for the fiscal years ending June 30, 1994, 1995 and 1996 and for the nine months ended March 31, 1997 were $3.1 million, $4.1 million and $5.5 million, and $905,000, respectively. The Company expects to continue to incur operating losses on a quarterly and annual basis through at least March 31, 1998. Due to the Company's limited operating history, and the recent transition to EES as its major distributor, there can be no assurance of sales growth or profitability in the future. The Company intends to increase significantly its investments in research and development, sales and marketing, marketing-related clinical evaluations and related infrastructure. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if sales do not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must respond to competitive developments, continue to attract, retain and motivate qualified persons and successfully commercialize products incorporating advanced technologies.
There can be no assurance that the Company will be successful in addressing such risks.

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

     DEPENDENCE ON KEY DISTRIBUTOR. In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with Ethicon Endo-Surgery,Inc. ("EES"), a Johnson & Johnson ("JNJ") company, pursuant to which GSI granted EES exclusive worldwide sales and marketing rights to sell the Spacemaker-TM- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. The Expanded EES Agreement supersedes the June 1996 licensing agreement between the Company and EES, pursuant to which GSI granted EES the right to market the EES balloon dissection product. Under the Expanded EES agreement, GSI will manufacture certain products and EES will market and distribute these products in the hernia and USI markets. EES has begun selling GSI's dissector for hernia repair, and the Company expects EES to begin selling GSI's dissector for USI repair in the quarter ending June 30, 1997. The Company currently expects EES to commence a focused marketing campaign for the USI balloon dissector in calendar year 1998. In addition to the development of balloon dissection systems, the companies will collaborate on development of additional products for these markets. EES made initial payments of $1.5 million and $1.6 million in the second and third quarters of 1997, respectively, under the Expanded EES Agreement. In addition, the Expanded EES Agreement provides that EES will either purchase products, or make payments in lieu of such purchases, to support GSI's gross margin of $1.7 million in the fourth quarter of 1997 (through June 30, 1997).
Following this initial ramp-up period, EES is required to make certain minimum quarterly product purchases. There can be no assurance that EES's manufacturing, marketing or distribution efforts will be successful. EES's failure to achieve certain levels of sales growth or a reduction in orders from EES could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company intends to establish additional distributorships in the United States for products in areas other than hernia repair and urinary stress incontinence, there can be no assurance that such efforts will be successful. Failure to diversify its distribution network in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

      To date, substantially all of the Company's international sales for hernia repair procedures have been made through Autosuture, a USSC affiliate, under the same terms and conditions as the Company's agreement with USSC, which was terminated in November 1996. Thus, the Company does not anticipate that it will have future sales through Autosuture. Although EES has taken over as the Company's international distributor, there can be no assurance that EES's efforts in international distribution will be successful.

     LIMITED MARKETING AND DIRECT SALES EXPERIENCE. The Company has only limited experience marketing and selling its products through its direct sales force, and has sold its products in commercial quantities through its direct sales force only to the hernia market and, to a lesser degree, to the vascular and cosmetic and reconstructive surgery markets. Establishing marketing and sales capability sufficient to support sales in commercial quantities for the other markets targeted by the Company, including additional hernia, vascular, urology, obstetrics, gynecology and orthopedic surgery markets, will require significant resources, and there can be no assurance that the Company will be able to recruit and retain additional qualified marketing personnel or direct sales personnel or that future sales efforts of the Company will be successful. In markets where there is a large potential customer base, the Company intends to establish partnership relationships with additional distribution partners, and there can be no assurance that the Company will be successful in establishing such partnership relationships on commercially reasonable terms, if at all. The failure to establish and maintain an effective distribution channel for the Company's products, or establish and retain qualified and effective sales personnel to support commercial sales of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     UNCERTAINTY OF MARKET ACCEPTANCE; NO ASSURANCE OF CLINICAL ADVANTAGE. The Company's success is substantially dependent upon the success of its Spacemaker-TM- balloon dissection products. The Company believes that market acceptance of the Company's products will depend on the Company's ability to provide evidence to the medical community of the safety, efficacy, clinical advantage and cost-effectiveness of its products and the procedures in which these products are intended to be used. Market acceptance is also dependent on the adoption of laparoscopic techniques generally and the conversion of non-balloon dissection techniques to balloon dissection techniques specifically. To date, the Company's products have only been used to treat a limited number of patients and the Company has limited long-term outcomes data. If the Company is not able to demonstrate consistent clinical benefits resulting from the use of its products (including reduced procedure time, reduced patient trauma and lower costs), the Company's business, financial condition and results of operations could be materially and adversely affected.

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

     FLUCTUATIONS IN QUARTERLY RESULTS. Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on (i) new product introductions by the Company and its competitors and fluctuations in revenues among different product lines and markets, (ii) purchases of the Company's products by EES, (iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (iv) the sales efforts of EES, (v) the mix of sales among distributor and the Company's direct sales force, (vi) timing of patent and regulatory approvals, if any,
(vii) timing and growth in operating expenditures, (viii) timing of research and development expenses, including marketing-related clinical evaluation expenditures, (ix) intellectual property litigation and (x) general market conditions. In the past, the Company's sales were highly dependent upon the marketing efforts and success of United States Surgical Corporation, which was the Company's major distributor until the relationship was mutually terminated in November 1996. In December 1996 the Company entered into the Expanded Ethicon Agreement, pursuant to which GSI granted EES exclusive worldwide sales and marketing rights to sell the Spacemaker-TM- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence (USI) markets. The Company's sales in any period will be highly dependent upon the marketing efforts and success of EES, which are not within the control of the Company. The Company anticipates that sales to EES will fluctuate in the future. Failure by EES to achieve certain levels of sales growth or a decline in purchases by EES could result in a decline in sales and adversely affect the Company's operating results. In addition, announcements or expected announcements by the Company, its competitors or its distributor of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible to make. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis, if at all, or that its growth, if any, will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties. As of March 31, 1997, GSI had 22 United States patents issued, and had applied for an additional 47 United States patents, 11 of which had been allowed. In addition, GSI had two foreign patents issued, and 22 in prosecution as of such date. In May 1996, the Company was issued a United States patent that contains claims regarding the use of balloons to dissect tissue planes anywhere in the body.

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

     ROYALTY PAYMENT OBLIGATIONS. The Company has acquired a significant number of patent rights from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products, which payments are expected to exceed minimum royalty payments due under agreements with such parties. The Company also has acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments, including the KnotMaker-TM-product and the balloon valve trocar currently under development. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and other results of operations. There can be no assurance that the Company will be able to continue to satisfy such royalty payment obligations in the future, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY TO MANAGE GROWTH. The Company began commercial sales of its balloon dissection products in September 1993 and, as a result, has limited experience in manufacturing, marketing and selling its products commercially. In January 1997 the Company entered into a real estate lease and has relocated its headquarters and manufacturing operations in April 1997 to this new facility. In addition, the Company experienced rapid growth in the number of its employees, the number of products under development, the number and amount of products manufactured and sold, and the geographic scope of its sales. In order to augment its long-term competitive position, the Company anticipates that it will be required to make significant additional expenditures in manufacturing, research and development, sales and marketing, and administration. The Company's inability to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Many of the alternative treatments for medical indications that can be treated with the use of balloon dissection products and laparoscopic surgery are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies could make such other therapies more effective or cost-effective than balloon dissectors and minimally invasive surgery, and could render the Company's technology non-competitive or obsolete. There can be no assurance that surgeons will use MIS to replace or supplement established treatments or that MIS will remain competitive with current or future treatments. The failure of surgeons to adopt MIS could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's balloon dissection systems and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. Obtaining reimbursement approvals can require 12 to 18 months or longer. EES will handle the reimbursement approval process for the Company's products in most international countries and is in the process of assessing its regulatory plan regarding such approvals. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The Spacemaker I platform, Spacemaker II platform, Spacemaker Resposable platform, Spacemaker SAPHTrak platform and KnotMaker product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, either when tissue dissection is required or, with respect to the KnotMaker product, when a surgical knot for suturing is required. The Company has promoted these products for surgical applications (e.g., hernia repair, subfascial endoscopic perforator surgery and breast augmentation and reconstruction), and may in the future promote these products for the dissection or knotmaking required for additional selected applications (e.g., treatment of stress urinary incontinence, saphenous vein harvesting and a variety of orthopedic procedures such as anterior spinal fusion). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of, or failure to receive, such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

     In order to continue selling its products within the European Economic Area following June 14, 1998, the Company will be required to achieve compliance with the requirements of the Medical Devices Directive (the "MDD") and to affix CE marking on its products to attest to such compliance. The Company is currently in the process of seeking CE marking for the products it intends to market internationally and expects to receive this marking in the second quarter of fiscal 1998 (ending December 31, 1997). Failure by the Company to comply with CE marking requirements by June 1998 would prohibit the Company from selling its products in the European Economic Area unless and until compliance was achieved, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

     LIMITED MANUFACTURING EXPERIENCE FACILITIES. The Company has only limited experience in manufacturing its products in commercial quantities. The Company intends to scale up its production of new products and to increase its manufacturing capacity for existing and new products. However, manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties experienced by the Company in manufacturing scale-up and manufacturing difficulties could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be successful in scaling up or that it will not experience manufacturing difficulties or product recalls in the future.

     In January 1997, the Company entered into a new facility lease in Cupertino, California, and has relocated its headquarters and manufacturing operations to this new location during April 1997. The new facilities lease comprises approximately 30,460 square feet, and the monthly rent is approximately $47,000. In addition, the Company has a lease on a Palo Alto, California facility, which it is in the process of terminating and another lease in Dublin, California that houses its orthopedic sales, marketing and research operations.

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

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. Sales outside of the United States accounted for approximately 3% and 4% of the Company's sales during the nine month period ended March 31, 1996 and 1997, respectively, and the Company expects that international sales will represent an increasing portion of revenue in the future. The Company intends to continue to expand its sales outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of selling internationally. These risks include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, reduced protection for intellectual property rights, and the burdens of complying with a variety of foreign laws. In addition, because all of the Company's sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. There can be no assurance that regulatory, currency and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

ITEM 2. CHANGES IN SECURITIES
      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5. OTHER INFORMATION
      None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

              Exhibit         Description
              -------         -----------

                11.1         Statement of Computation of Earnings (Net Loss)
                                Per Share

                27.1          Financial Data Schedule



     (b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GENERAL SURGICAL INNOVATIONS, INC.


                              By: /s/   STEPHEN J. BONELLI
                                 ---------------------------------
                                        Stephen J. Bonelli
                            Vice President, Finance and Chief Financial Officer
                                    (Principal Financial Officer and Duly
                                              Authorized Officer)


Date: May 13, 1997