Form 10-K/A
period 1996-06-30
GENERAL SURGICAL INNOVATIONS INC
filed 1997-05-28
CIK 890763

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A

[ X ] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

                       10460 BUBB ROAD, CUPERTINO, CA 95014
                    (Address of principal executive offices)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The undersigned Registrant hereby amends the following exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as set forth below:

     At the Commission's request, the Registrant is refiling Exhibit 10.19 in accordance with the Commission's granting of an order for confidential treatment of certain portions of Exhibit 10.19.

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

 EXHIBIT
  NUMBER    DESCRIPTION
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

 EXHIBIT
  NUMBER    DESCRIPTION
----------  --------------------------------------------------------------------------------------------------------
     10.15  Professional Services Agreement dated June 16, 1992 between the Company and Mark A. Wan. (1)
     10.16  Bill of Sale and Instrument of Assignment and Grantback License Agreement dated June 16, 1992 between the Company and Thomas J. Fogarty. (1)
     10.17  Bill of Sale and Instrument of Assignment dated June 16, 1992, between the Company and Mark Wan. (1)
     10.18  Loan Modification Agreement dated as of March 25, 1996, by and between the Company and Silicon Valley
              Bank. (1)
     10.19  Agreement dated as of June 28, 1996 between Ethicon Endo-Surgery, Inc. and the Company. (3)
     11.1   Computation of Net Loss Per Share. (4)
     24.1   Power of Attorney (see page 32). (4)

(b) Reports on Form 8-K: None.

------------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendments thereto (File No. 333-2774), which became effective on May 9, 1996.

(2) Confidential treatment granted by order effective May 9, 1996.

(3) Confidential treatment granted by Commission on April 17, 1997.

(4) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Commission on September 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENERAL SURGICAL INNOVATIONS, INC

                                By:            /s/ STEPHEN J. BONELLI
                                     -----------------------------------------
                                                 Stephen J. Bonelli
                                        CHIEF FINANCIAL OFFICER AND VICE
                                               PRESIDENT OF FINANCE

Date: May 28, 1997