Form 10-Q/A
period 1996-12-31
GENERAL SURGICAL INNOVATIONS INC
filed 1997-05-28
CIK 890763

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q/A


     [X]  AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

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

                     -------------------------------------

     The undersigned Registrant hereby amends the following exhibit to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, as set forth below:

     At the Commission's request, the Registration is refiling Exhibit 10.21 in accordance with the Commission's granting of an order for confidential treatment of certain portions of Exhibit 10.21.

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

            10.22(3) Real Estate Lease between Berg & Berg Developers and the Company.

            11.1 (3)          Statement of Computation of Earnings (Net Loss)
                              Per Share

            27.1 (3)          Financial Data Schedule

            (1)   This exhibit supercedes Exhibit 10.19.

            (2) Confidential treatment has been granted with regard to certain portions of this exhibit by the Commission on April 17, 1997.

            (3) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, filed with the Commission on February 13, 1997.

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



Date: May 28, 1997