Form 10-K
period 1997-06-30
GENERAL SURGICAL INNOVATIONS INC
filed 1997-09-29
CIK 890763

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           For the fiscal year ended:
                               June 30, 1997, or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the Transition period from            to            .

                        Commission file number: 0-28448
                            ------------------------

                       GENERAL SURGICAL INNOVATIONS, INC.

             (Exact name of Registrant as specified in its charter)

         CALIFORNIA                 97-3170244
(State or other jurisdiction     (I.R.S. Employer
     of incorporation or        Identification No.)
        organization)

                  10460 BUBB ROAD, CUPERTINO, CALIFORNIA 95014
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 863-2500
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $33,942,829 as of August 31, 1996, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 13,306,172 shares of Registrant's Common Stock issued and outstanding as of August 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement of the Registrant for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INTRODUCTORY STATEMENT

    Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, market demand for the Company's products, the Company's ability to shift market focus successfully, the timing of orders and shipments, the timely development and market acceptance of new products and surgical procedures, the impact of competitive products and pricing, the Company's ability to manage growth, the performance of the Company's new corporate partnering relationships, the Company's ability to further expand into international markets, public policy relating to health care reform in the United States and other countries, approval of its products by government agencies such as the United States Food and Drug Administration, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    General Surgical Innovations, Inc. ("GSI" or the "Company") develops, manufactures and sells balloon dissection systems and related surgical instruments for use in minimally invasive surgery ("MIS"). Each of GSI's proprietary Spacemaker balloon dissection systems consists of an access and deployment platform and a balloon dissector. Using the Company's products, surgeons can access a surgical site in a minimally invasive manner and can rapidly and relatively atraumatically create a working space at the target surgical site where no space previously existed. The Company's balloon dissection systems currently are offered in five access and deployment platforms, along with 15 different balloon shapes and sizes, which are specifically designed for various applications, including saphenous vein harvesting, hernia repair, subfascial endoscopic perforator surgery ("SEPS") and breast augmentation and reconstruction surgery. The Company commenced commercial sales of its first product, the Spacemaker I for hernia repair, in September 1993 and to date substantially all of the Company's revenues have been derived from sales of products for this procedure and guaranteed payments, pursuant to distribution agreements with United States Surgical Corporation ("USSC") and Ethicon Endo-Surgery, Inc. ("EES"), a Johnson & Johnson company. In December 1996, EES became the Company's distributor in the hernia and urinary stress incontinence ("USI") markets, after the Company terminated its distribution agreement with USSC in November 1996. While the Company is currently in the process of shifting its focus to vascular surgery, sales of products for hernia repair are expected to continue providing the largest portion of the Company's revenues at least through fiscal 1998. The Company currently sells products in the United States and certain other countries in Europe, Asia and South America. Over the next 12 months, the Company plans to focus resources on expanding its presence in the cardiovascular market, maintaining its OEM business with EES in the hernia and urinary stress incontinence markets, completing marketing-related clinical evaluations of, and launching, new products, including balloon dissectors and procedure kits for several applications, including treatment of urinary stress incontinence, saphenous vein harvesting, tissue expansion and anterior spinal fusion.

INDUSTRY BACKGROUND

    Open surgery is an invasive procedure that generally requires large incisions and significant tissue manipulation in order to provide the surgeon with direct access to the intended surgical site. Much of the trauma suffered in connection with open surgery is a result of gaining access to the surgical site and is not caused by the surgical repair itself. For example, the surgeon often must make large incisions through layers of muscle and tissue, which may cause muscle or nerve damage, bleeding, scarring and other complications such as infection, temporary or permanent debilitation and pain. As a result, many open surgical procedures require extended operating times, expose the patient to the risks of general anesthesia and involve lengthy hospitalization and patient recovery times. In addition, because of the severe trauma often associated with open surgical procedures, a significant population of patients, including the elderly and weak, are not considered good candidates for these surgical procedures, and are thus deprived of treatment.

    In order to reduce the complications associated with open surgery, surgical techniques referred to as minimally invasive surgery ("MIS") have been developed. These techniques allow surgeons to access the surgical site through the body's natural openings (E.G. mouth, urethra or rectum) or by making small incisions to access body cavities such as the abdominal cavity (the peritoneal cavity). The performance of MIS generally involves five basic steps. First, a small incision (approximately 1 cm) is made for insertion of a trocar, a valved tube with a blunt or sharp insertion device. Next, additional trocars are introduced to gain increased access to the surgical site and permit the introduction of surgical instruments. Third, the surgeon creates a working space through the use of dissection tools or by insufflating a natural body cavity (such as the abdominal cavity). Fourth, the surgeon utilizes a device such as an endoscope or laparoscope to visualize the surgical field. Finally, the surgeon utilizes specialized MIS instruments to perform the surgical procedure.

    Studies published in the NEW ENGLAND JOURNAL OF MEDICINE and THE JOURNAL OF VASCULAR SURGERY support the benefits of MIS as compared to open surgery, which generally include reduced patient trauma (including less muscle, nerve and other tissue damage), reduced blood loss, reduced post-operative infection, reduced scarring at the site of the incision (which in turn reduces reintervention requirements), shorter patient recovery time, faster procedure time and ultimately lower medical costs.

    Despite the documented benefits of MIS, its adoption to date has been limited to a select number of surgical procedures, which, in the aggregate, represented only an estimated 15% of all surgical procedures performed in the United States in 1997. The most widely adopted MIS procedure, laparoscopic cholecystectomy (removal of the gall bladder), has been successfully adopted and is used in an estimated 93% of such cases largely because the target surgical site lies within the abdominal cavity, the only natural body cavity that provides a working space when insufflated. Application of MIS techniques to other surgical procedures and the ability to exploit the clinical benefits of MIS have been limited by the lack of a natural body cavity proximate to the surgical site and the inability of the surgeon to easily and atraumatically access the surgical site or establish a surgical working space where no natural body cavity exists. MIS conducted outside of a natural body cavity requires the surgeon to tunnel through tissue to reach the target surgical site and to dissect a working space. If conventional dissection techniques are utilized, the resulting working space is often relatively bloody and affords only poor visualization.

    As a result of these limitations, many common types of surgical repairs cannot be effectively performed using MIS techniques, including hernia repairs, and procedures performed on organs such as the bladder, kidney, spine, aorta or other sites that lie outside the abdominal cavity. For example, there are currently no effective MIS techniques for many common types of vascular surgery such as saphenous vein harvesting and the treatment of venous stasis ulcers. For other procedures, although MIS techniques may exist for the performance of the repair itself, gaining access to the target surgical site is invasive, thereby reducing many of the clinical benefits of MIS. For example, currently utilized MIS for spinal fusion requires making small incisions at the midline of the patient's abdomen, entering the peritoneum, retracting bowel and other organs to one side, exiting the back of the peritoneum and continuing down to the front of the spine.

    The Company believes that a significant opportunity exists for technologies and surgical instruments that can effectively address the limitations of MIS and facilitate the adoption of MIS for a wider range of surgical procedures.

GSI SOLUTION

    GSI's proprietary balloon dissection systems allow a surgeon to rapidly access and relatively atraumatically create a working space at a target surgical site where none previously existed. The body is largely made up of tissue layers (skin, fat, and muscle, for example) with distinct planes between layers. The Company's balloon dissection systems allow the surgeon to exploit this anatomy using minimally invasive techniques. By following such a plane with a deflated and rolled balloon, and then inflating the balloon to dissect and separate the two adjacent layers, a new working space is created. Because MIS techniques are employed, there is little damage compared to that likely encountered with open surgery, its long incisions and collateral trauma to tissues and nerves.

    GSI provides a wide range of balloon dissectors, each having different attributes or combinations of attributes. Generally, by selecting one of these dissectors for the purpose at hand, the surgeon may quickly and easily create an accurate and predictable working space, giving consideration to both size and shape, and with the desired proximity to the chosen surgical site.

    The Company believes that its Spacemaker products can be deployed anywhere in the body where a natural tissue plane exists. For example, by creating a working space in the pre-peritoneal area (the space in front of the peritoneum), the Company's technology enables the use of MIS for hernia repair or treatment of urinary stress incontinence. Similarly, by creating a working space in the retroperitoneal area (the space behind the peritoneum), the Company's technology enables the use of MIS for anterior spinal fusion, vascular surgery and other pathologies accessible in this area. In addition, the ability of the Company's line of Spacemaker products to create working spaces at different tissue levels (including subcutaneous, subfascial, submuscular and subglandular) enables the use of MIS for saphenous vein harvesting, subfascial endoscopic perforator surgery, breast augmentation and reconstruction, tissue flap harvesting for reconstruction, long-bone plating and a variety of other medical procedures.

COMPANY STRATEGY

    The Company's objective is to become the leading provider of balloon dissection systems and specialty surgical instruments for MIS. The key elements of the Company's strategy are as follows:

    INCREASE MARKET ACCEPTANCE OF BALLOON DISSECTION TECHNIQUES. The Company intends to increase market acceptance for its Spacemaker products primarily by developing and maintaining relationships worldwide with leading general surgeons and specialists in the surgical fields of cardiovascular surgery, obstetrics, gynecology, urology, general, cosmetic and reconstructive surgery and orthopedic surgery. The Company intends to support these efforts through surgeon training programs designed to increase surgeon familiarity with the advantages and applications of the Company's products. In addition, the Company is conducting marketing-related clinical evaluations to increase exposure of surgeons to the Company's products and to demonstrate the effectiveness of MIS in a broad range of procedures when used with the Company's Spacemaker balloon dissection systems. The Company intends to use data collected from marketing-related clinical evaluations to demonstrate the anticipated clinical and cost advantages of the Company's products to patients, surgeons, hospital administrators and third-party health care payers.

    CAPITALIZE ON EXISTING PROPRIETARY POSITION. GSI has established an extensive patent portfolio, and plans to capitalize on its proprietary position to establish and maintain a leadership position in the balloon dissection market. As of June 30, 1997, GSI had 27 United States patents issued, and had applied for an additional 50 United States patents, 11 of which had been allowed. In addition, as of June 30, 1997, GSI had two foreign patents issued, and 22 in prosecution covering GSI's Spacemaker technology, including tissue dissection with balloons. In May 1996, the Company was issued a United States patent that contains broad claims regarding use of balloons to dissect tissue planes. The Company believes that the scope of these claims could provide a long-term competitive advantage for many of the Company's balloon dissection products.

    DEVELOP AND RAPIDLY INTRODUCE NEW BALLOON DISSECTOR PRODUCTS. The Company intends to develop additional balloon dissection products and enhancements to its products that fall within the Company's existing 510(k) clearances. GSI's Spacemaker balloon dissection systems have received FDA 510(k) clearance for tissue plane dissection during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery and certain vascular surgeries, using a broad range of balloon sizes and shapes. Accordingly, the Company believes it is well positioned to offer a portfolio of products for additional surgical procedures without significant additional United States regulatory pre-market clearance compliance requirements. The Company has developed or is developing, balloon dissectors for a number of procedures for which MIS is currently suboptimal or unavailable, including treatment of saphenous vein harvesting, urinary stress incontinence, anterior spinal fusion and long-bone plating for certain fractures.

    DEVELOP NEW SURGICAL INSTRUMENTS FOR MIS. As part of its MIS product strategy, the Company intends to continue to develop surgical instruments tailored for use in the working spaces created by the Company's balloon dissection systems. To date, the Company has developed several instruments to facilitate the application of MIS to target surgical procedures, such as its Hook & Fork Dissectors and Spacekeeper-TM- retractor products for saphenous vein harvesting and its KnotMaker product, which is designed to assist the surgeon in suturing and knot tying applications during urinary stress incontinence surgery and certain other procedures. The Company intends to continue to develop specialized surgical instruments that facilitate the broader adoption of MIS and balloon dissection products for surgical procedures.

    MARKET CARDIOVASCULAR PRODUCTS THROUGH A DIRECT SALES FORCE AND OTHER PRODUCTS THROUGH COLLABORATIVE RELATIONSHIPS. Domestically GSI intends to sell products in the cardiovascular market through a direct sales force which it is in the process of building. For international sales of all products and domestic sales of products other than in cardiovascular markets, the Company intends to build relationships with medical device companies both in the United States and internationally that can provide the Company access to an established distribution network in GSI's targeted specialty surgical markets. By pursuing a strategy of corporate partnering to leverage established medical device distribution networks, the Company believes that it will be able to capitalize on the existing surgeon training programs, complementary products and established surgeon relationships of its corporate partners. For example, the Company currently has a licensing and distribution arrangement with Ethicon Endo-Surgery, Inc. ("EES") under which GSI has granted EES worldwide sales and marketing rights to sell the Spacemaker-TM- Balloon dissection system in the laparoscopic hernia repair and urinary stress incontinence markets. The Company also has an exclusive agreement with Japan Lifeline Co. Ltd. ("Japan Lifeline") to market and distribute in Japan GSI's balloon dissection systems for use in vascular procedures. Japan Lifeline is expected to begin distribution of the GSI balloon dissection systems following receipt of Japanese Ministry of Health and Welfare approval, which the Company expects will occur in late 1997 or early 1998.

BALLOON DISSECTION SYSTEMS

    GSI's proprietary Spacemaker balloon dissection systems consist of an access and deployment platform and a balloon dissector. During a surgical procedure, the balloon dissection system is inserted between the desired tissue layers through a puncture-like opening with the balloon in an uninflated state. The balloon is then filled with fluid, which causes the balloon to dissect the tissue planes along natural boundaries. After completing the dissection, the balloon is deflated, the balloon dissection system is removed from the body, after which the newly dissected space may be insufflated with gas to maintain the surgical working space. The surgeon can then utilize MIS instruments to access the surgical site and perform the surgical repair. By using the Company's balloon dissection systems, the surgeon can avoid the large incisions and significant tissue manipulation required for open surgery.

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

    The Company currently offers its balloon dissection systems in five distinct access and deployment platforms, the Spacemaker I with integral trocar platform, the Spacemaker II with visualization platform, the Spacemaker Plastics platform, the SAPHtrak platform and the Spacemaker World platform, along with 15 different balloon shapes and sizes, designed for various surgical techniques, procedures types and market segments. Each balloon dissection system contains three primary components: a guide rod and blunt tip to access the surgical site; a single use, disposable balloon dissector (which includes a tubing mechanism and valve apparatus to fill the balloon) to create a working space at the surgical site; and a balloon cover to protect the balloon dissector and maintain the balloon in its furled state prior to inflation. End-user prices for the Company's balloon dissection systems range from $140 to $300 per unit, depending upon the type of product platform purchased and the nature of the product packaging.

    The key attributes of the Company's five major product platforms are described below:

    SPACEMAKER I (WITH INTEGRAL TROCAR) PLATFORM. The Spacemaker I platform is composed of a stainless steel rod with a blunt tip which is used both as the guide rod for the balloon and as the insertion rod for a pre-loaded integral trocar. This enables the surgeon to quickly and accurately insert the trocar into the dissected space once the balloon is removed. In addition, the balloon cover used with the Spacemaker I platform is a strong sheath that maximizes its tunneling capability.

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

    SPACEMAKER PLASTICS PLATFORM. The Spacemaker Plastics platform consists of a combined blunt-tipped guide rod and handle, used for insertion, and a balloon cartridge, composed of a hollow tube upon which the balloon is loaded and an integral cover over the balloon and tubing to protect them during insertion. The surgeon can easily load the cartridges onto the guide rod and handle prior to insertion. This platform is used primarily for plastic and reconstructive surgery.

    SPACEMAKER SAPHTRAK PLATFORM. The Spacemaker SAPHtrak platform consists of a stainless steel rod with a blunt tip, an eight inch balloon and a handle. The malleable feature of the guide rod allows the surgeon to adjust the curvature of the device to maneuver around challenging patient anatomy. The 150cc capacity balloon is not removable from the guide so that it is redeployable at multiple sites along the course of the vein. This platform is used primarily for saphenous vein harvesting.

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

APPLICATIONS OF BALLOON DISSECTION TECHNOLOGIES

    The Company's initial market focus was the application of its Spacemaker balloon dissection technology for hernia repair. More recently, the Company has shifted its focus to begin increasing its emphasis on cardiovascular applications. The Company has completed marketing-related clinical evaluations of, and has introduced products or is introducing products for saphenous vein harvesting, subfascial endoscopic perforator surgery ("SEPS"), breast augmentation and reconstruction procedures and tissue expansion. The Company is currently conducting additional marketing-related clinical evaluations for additional surgical applications, including urological and gynecological applications (E.G. urinary stress incontinence), other vascular applications (E.G. saphenous vein harvesting and retroperitoneal aortic reconstruction) and orthopedic applications (E.G. anterior spinal fusion). The Company believes that its current FDA clearances provide coverage for many surgical applications that the Company may pursue. The Company has commenced commercial sales of its products in the United States and certain other countries in Europe, Asia and South America for selected applications including hernia repair, SEPS and breast augmentation and reconstruction. To date, the Company has received 510(k) clearances from the FDA for the use of its Spacemaker balloon dissection technology to perform dissection of tissue planes using a broad range of balloon sizes and shapes. Following FDA clearance of one of the Company's products, the Company performs marketing-related clinical evaluations to optimize the application of such product to targeted surgical procedures.

    HERNIA REPAIR

    A hernia, a condition that commonly occurs in the groin, is a protrusion of normal abdominal contents through a muscle defect, usually in the tissue layers overlying the abdomen. The peritoneum and/or bowel often project into this defect, causing pain and potential major complications. Hernias affect over 700,000 people in the United States and approximately 1.4 million people worldwide each year.

    The open surgical procedure for hernia repair is a herniorrhaphy, which involves making a 10 to 15 cm open incision in the groin over the muscle defect to be repaired. As in most invasive surgical procedures, recovery periods tend to be long, typically extending between three and six weeks. Over the last few years, in an effort to reduce post-operative pain and recovery times, several laparoscopic techniques have been developed to repair hernias. Despite these advances, MIS has not been optimized for hernia repair. For example, in certain MIS hernia repair procedures, a surgeon must first make an incision in the abdominal wall to gain access to the abdominal cavity. The surgeon then must make an additional incision in the peritoneum enabling the surgeon to reach the surgical site and create the working space required to conduct the surgical repair.

    The Company believes that its balloon dissection technology can significantly improve the outcomes of laparoscopic hernia repair procedures. Utilizing the Company's Spacemaker products, the surgeon tunnels the device through a small incision at the umbilicus and then inflates the balloon to create a large and relatively bloodless space at the site of the hernia. As a result, the surgeon is able to more rapidly and easily access the target surgical site and complete the hernia repair. In addition, because the surgeon never enters the peritoneum, this procedure reduces the risk of organ damage, adhesion formation and morbidity, and eliminates the requirement for general anesthesia. In a study presented in March 1996, MIS hernia repair procedures utilizing the Company's balloon dissectors resulted in lower cost, fewer complications and faster recovery time as compared to open surgical hernia repair procedures.

    The Company believes that its Spacemaker products provide a platform for increasing the conversion of open hernia repair procedures to laparoscopic procedures. According to Medical Data International, Inc., laparoscopic hernia repair procedures represented approximately 160,000 or 25% of total hernia repair procedures in 1995. The Company estimates that approximately half of these laparoscopic hernia repair procedures are now performed using balloon dissection technology.

    The Company commenced commercial sales of its hernia repair balloon dissection products in the United States in late 1993 and in Europe in 1994 and currently sells three versions: the Spacemaker I platform, which was introduced in September 1993, the Spacemaker II platform, which was introduced in October 1995, and the Spacemaker World platform, which was introduced in March 1996. The Company sells these products both in the United States and certain foreign markets, including Europe, Asia and South America, through its partner, EES. The Company also sells, or will sell, these products in the United States through its direct sales force and within certain foreign markets through Japan Lifeline and other selected distributors.

    SUBFASCIAL ENDOSCOPIC PERFORATOR SURGERY (SEPS)

    Chronic venous insufficiency, which results in insufficient blood flow from the extremities, is a common and debilitating disease. A frequent manifestation of venous insufficiency is venous stasis ulceration (chronic skin ulcers), which currently affects approximately 2.5 million people in the United States.

    The Company believes that current treatment options for venous stasis ulceration and venous insufficiency are suboptimal. Compression stockings (elastic stockings that put pressure on the leg to force blood flow), the most common treatment, often temporarily heal the ulcers but do not treat the underlying venous incompetence. Compression stockings as treatments are also ineffective because patients often do not wear the stockings, the associated healing process is slow and the recurrence rate for the ulcers is high. Treating the incompetent vein through an open surgical procedure allows treatment of the underlying condition, but requires an incision through the ulcer wound, which is composed of diseased tissue and is often incapable of healing. Alternatively, a minimally invasive ligation procedure known as subfascial endoscopic perforator surgery ("SEPS") has recently been introduced in which the surgeon accesses the incompetent vein from an incision remote from the ulcer wound using traditional dissection instruments. However, because this access to the surgical site causes bleeding and significant tissue trauma, the procedure is difficult and time consuming for the surgeon to perform because of poor visualization.

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

    The Company launched its initial product to treat venous stasis ulceration and venous insufficiency in January 1996. To date, the Company's Spacemaker I balloon dissection products have been used to treat over 600 patients suffering from venous stasis ulcers or venous insufficiency in over 100 centers across the United States, with results indicating generally successful outcomes. Additional outcome studies have been completed or are underway such as the study recently reported in the June 1997 JOURNAL OF VASCULAR SURGERY that supported the Company's belief that balloon assisted SEPS tends to produce faster healing rates, fewer complications and lower recurrence rates as compared to compression stockings or open surgical ligation or non-balloon assisted SEPS procedures.

    SAPHENOUS VEIN HARVESTING

    In recent years, advanced coronary artery disease has been increasingly treated by coronary artery bypass graft (CABG) procedures, which involve grafting a portion of a patient's vein, taken from a different part of the body, around the blocked artery. More than 600,000 CABG procedures were performed worldwide in 1997. Nearly 90% of these procedures in the United States and 60% outside the United States utilized the patient's saphenous vein as a bypass graft.

    Traditional saphenous vein harvesting procedures often require a continuous incision from the ankle to the upper thigh of a patient's leg. The saphenous vein is then dissected and removed, and the wound is sutured closed. A study involving over 1,000 patients indicates that the open surgical procedure for saphenous vein harvesting results in wound healing impairment in approximately 24% of patients. The length and invasiveness of the leg incision also causes significant postoperative patient pain and discomfort. Surgeons indicate that after the CABG procedure patients more frequently complain about the pain caused by leg incisions than other aspects of the procedure.

    By utilizing the Company's SAPHtrak balloon dissector and Hook and Fork dissection tools in the saphenous vein harvest procedure, the surgeon can reduce the leg incision to three or four one-centimeter incisions, and can minimize damage to the muscles and nerve endings surrounding the saphenous vein. Results from clinical usage of the SAPHtrak balloon dissector indicate generally successful outcomes from the procedure including less postoperative pain, faster healing and less scarring than with traditional open procedures.

    The Company currently is developing a second-generation vein harvest system that will incorporate visualization to the balloon dissector, as well as a subcutaneous retractor. The Company received FDA clearance for its vein harvesting products in March 1997.

    URINARY STRESS INCONTINENCE SURGERY

    Urinary stress incontinence ("USI") is the uncontrollable loss of urine due to a displacement of the bladder. According to Frost & Sullivan, approximately
1.7 million women 30 years or older suffer from USI on a daily basis and are thus candidates for interventional treatment.

    Depending on the severity of incontinence, there are a number of treatment options for USI, including collagen injections, drugs, biofeedback exercises and absorbent pads. The standard treatment for severe USI is a highly invasive, open surgical procedure involving suture suspension of the bladder neck. This method can create significant complications for the patient, including enterocele (a hernia within the vaginal wall) and genital prolapse (a descending of the uterus due to a weakness of the pelvic floor). Furthermore, after surgery patients may require up to six weeks or more to resume their preoperative lifestyle. Because of the risk, expense and complexity of open suture suspension, this surgical procedure is often performed only in conjunction with other open abdominal procedures such as hysterectomy. Modern life style norms for women are more active than in previous times, and USI inhibits stressful activity. What is needed is a simple, effective treatment for USI.

    Several MIS alternatives to open surgical procedures for the treatment of USI have recently been developed to suspend the bladderneck. These MIS procedures have been increasingly accepted as stand-alone procedures and are typically less expensive and less likely to cause adverse side effects. Outcome studies are now becoming available which indicate satisfactory outcomes for MIS procedures when compared to open bladder neck suspension procedures in successfully treating incontinence. Unfortunately, as in hernia repair, some MIS procedures involve accessing the surgical site by entering, traversing and then exiting the peritoneal cavity. While these procedures offer improvements over open surgery and afford the benefits of MIS, they still involve the morbidity risks and difficulties associated with violating the peritoneum.

    Utilizing the Company's balloon dissection system, the surgeon can suspend the bladderneck laparoscopically without entering the peritoneum, and can do so under visualization. As in the hernia repair procedure, GSI's Spacemaker dissection products can be deployed through the umbilicus to provide direct access to the bladder and bladderneck. The surgeon can then use conventional laparoscopic instruments to complete the procedure. The Company believes that the entire USI repair procedure can be performed in less than one hour on an outpatient basis.

    GSI offers a Spacemaker dissector specifically to address the extra-peritoneal treatment of USI, which the Company believes will allow a surgeon to optimize the working space for the procedure.

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

    The Company's balloon dissection products for breast augmentation and reconstruction were first introduced commercially in the United States in January 1995. The Company currently sells the Spacemaker I platforms and the Spacemaker Plastic platforms for use in this indication.

    OTHER COSMETIC AND RECONSTRUCTIVE SURGERY

    In addition to the market opportunities for breast augmentation and reconstruction, the Company has designed, developed and is clinically evaluating applications of its balloon dissection technology for a number of cosmetic and reconstructive surgery procedures, including tissue flap harvesting (24,000 procedures worldwide), face lifts (53,000 procedures worldwide), brow lifts (21,000 procedures worldwide), and abdominoplasties (28,000 procedures worldwide). The Company believes that its balloon dissection technology is well-suited for such procedures. For example, a tissue flap harvest procedure involves isolation and detachment of a discrete tissue segment for transplantation to another part of the body, and may include a harvest of a portion of the rectus muscle (or TRAM flap harvest) or a harvest of the latissimus muscle (or latissimus dorsi flap harvest). Tissue flap harvesting procedures are currently very tedious, requiring the severing of connecting tissue with scissors or scalpel and taking three to four hours or longer to complete.

    The Company believes a surgeon utilizing the GSI balloon dissector can complete tissue flap harvesting in less than half the time and can do so more accurately and with less blood loss. Studies involving the Spacemaker platform for tissue flap harvest procedures have been conducted at both Duke University and at the Manhattan Eye, Ear, Nose and Throat Institute. The initial results were presented during the American Society of Plastic and Reconstruction Surgeons meeting in Montreal, Canada in October 1995, with both groups demonstrating the feasibility, cost effectiveness and time savings experienced during procedures in which the Company's balloon dissection products were utilized for tissue flap harvesting.

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

ADDITIONAL PRODUCTS UNDER DEVELOPMENT

    As part of its competitive strategy, GSI continually seeks to leverage its core technology to develop balloon dissection systems for new surgical procedures, as well as to develop new surgical instruments for MIS. The Company has made a significant investment in developing its proprietary balloon dissection technology and believes its research and development commitment in this area is critical to its competitive position. Research and development expenses for fiscal 1997, 1996 and 1995 were approximately $2.2 million, $1.3 million, and $1 million, respectively. As of June 30, 1997, the Company employed 18 persons engaged in research and development activities.

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

    SURGICAL AND RELATED INSTRUMENTS. The Company is also exploiting its expertise in MIS to develop a range of instruments to maximize the surgeon's ability to perform MIS once an operative working space is created by the Company's balloon dissection products. For example, the Company has developed the KnotMaker suturing instrument, which is designed to allow the surgeon to maintain tension on the suture and deliver a pre-tied knot to the surgical site, rather than requiring the surgeon to tie the knot remote from the surgical site. The Company received 510(k) clearance for the KnotMaker suturing instrument in October 1994. In addition, the Company is developing a specialized trocar with a balloon valve that provides a seal to maintain insufflation of the surgical space while allowing the use of laparoscopic and conventional non-laparoscopic instruments during MIS. For example, this specialized trocar would enable the use of conventional arterial cross clamps, which are particularly important in aortic reconstruction.

    Product research and development will require substantial expenditures, and there can be no assurance that the Company will be successful in identifying products for which demand exists, in developing products that have the characteristics necessary to treat target indications, or that any new product introduced will receive regulatory approval or be commercially successful.

MARKETING, SALES AND DISTRIBUTION

    The Company markets its products, both domestically and internationally, to general surgeons, urologists, gynecologists, vascular surgeons, orthopedic surgeons and cosmetic and reconstructive surgeons. Sales in the United States and internationally in the hernia and USI markets are made primarily through an exclusive relationship with EES. Sales of devices for cardiovascular applications are made in the United States through the Company's direct sales force. Domestic sales of non-cardiovascular products, as well as international sales of all products, are handled through the Company's network of distributors.

    MARKETING PROGRAMS. The Company's marketing strategy for its balloon dissection products is designed to target surgeons who are leaders in their respective surgical specialties, and to promote visibility of the Company's products and awareness of the clinical efficacy and cost effectiveness of surgical techniques that employ the Company's products. For direct product sales, the Company has targeted the cardiovascular markets because the Company believes it is among the most receptive markets to new surgical systems and techniques. For other markets, including some where surgeons require substantial training to use the Company's products, the Company has partnered or is seeking to partner with independent distributors that have well-established distribution networks across wide geographic areas as well as well-developed training programs.

    The Company has a program to disseminate clinical and technical information worldwide to educate surgeons about the benefits of the Company's products and to encourage surgeons to perform procedures utilizing the Company's products. In support of this program, the Company has produced and distributed to surgeons Spacemaker dissector procedure demonstration videos and educational videos for hernia repair, bladder neck suspension, vascular surgery and cosmetic and reconstructive surgery. In addition, the Company has developed relationships with several leading surgeons in each of the Company's targeted major surgical specialty areas who provide input on clinical and product development, as well as surgical procedures that are candidates for GSI's products. The Company is also pursuing a public relations campaign to increase physician and patient awareness of the benefits of MIS and the improvements afforded by the use of balloon dissectors in such surgical procedures. In addition, the Company is actively sponsoring a number of marketing-related clinical evaluations designed to optimize the product design and to demonstrate the utility and ease of use of the Company's products.

    SALES IN THE UNITED STATES. GSI maintains a direct sales organization in the United States to market its cardiovascular products to general surgeons and specialists, and to support its distributor's sales efforts. As of June 30, 1997, the Company's direct sales force in the United States consisted of 14 persons. GSI is currently selling Spacemaker products in the hernia repair market, the breast augmentation and reconstructive surgery market, and the vascular market. For the hernia and USI surgery markets, sales and marketing is principally conducted through a distribution agreement between the Company and EES, a leading supplier of surgical instruments for laparoscopic procedures. Under this agreement, GSI granted EES exclusive worldwide sales and marketing rights to sell the Spacemaker-TM- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence markets. Although the Company intends to establish additional distributorships in the United States, there can be no assurance that such efforts will be successful. Failure to diversify its distribution network in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

    INTERNATIONAL SALES. The Company's products are currently sold internationally to general surgeons and specialists through independent distributors in Europe, Asia, Latin America and the Middle East. In June 1997, GSI entered into an exclusive agreement with Japan Lifeline Co. Ltd. ("Japan Lifeline") to market and distribute in Japan GSI's balloon dissection systems for use in vascular procedures. Japan Lifeline is expected to begin distribution of the GSI balloon dissection systems following receipt of Japanese Ministry of Health and Welfare approval, which the Company expects will occur in late 1997 or early 1998. The Company generally operates under written agreements with its international distributors, which typically grant distributors the right to sell the Company's products within a defined territory and permit the distributors to sell other non-competing medical products. In addition, the agreements often include requirements regarding minimum purchases, participation in trade shows and marketing efforts on behalf of GSI, and training programs for end-users. The Company's distributors typically purchase the Company's products at discounts that vary by product and market.

    Substantially all of the Company's revenues to date have been derived from hernia repair products sold to distributors and guaranteed payments from EES. Guaranteed payments from EES accounted for 54% of total revenues in fiscal year 1997, and product sales accounted for 46% of GSI's total revenues in fiscal year 1997. Product sales to distributors accounted for approximately 92% of the Company's total product sales for both the year ended June 30, 1997 and the year ended June 30, 1996. Product sales outside of the United States accounted for approximately .5% and 4% of the Company's sales in fiscal year 1997 and fiscal year 1996, respectively. The Company expects that international sales will represent an increasing portion of revenue in the future. The Company records all sales to EES as domestic sales.

MANUFACTURING

    The Company manufactures its products in a clean room facility in Cupertino, California. The Company has implemented quality control systems as part of its manufacturing process, which are designed to enable the Company to achieve ISO 9001 certification for its products by the end of calendar year 1997. The Company has also been inspected by the California Department of Health Services ("CDHS"), on behalf of the CDHS and the FDA, and is registered with the State of California to manufacture its medical devices. The Company believes that it is in compliance with all FDA requirements including FDA Good Manufacturing Practices ("GMP") for medical devices. There can be no assurance, however, that the Company will attain ISO 9001 certification in calendar year 1997, or that the Company will remain in compliance with GMP, and failure to do so in either case could have a material adverse effect on the Company's business, operating results or financial condition.

    Raw materials used in the production of the Company's balloon dissector products are purchased from various qualified vendors, subjected to stringent quality specifications and assembled by the Company into the final balloon dissectors. Quality audits of suppliers are conducted, and the Company has adopted a vendor qualification program. The Company currently obtains certain products from single source suppliers, including its supplier of product molds. The Company believes that alternative suppliers are available for its raw materials and other product components and plans to qualify additional suppliers when sales volumes warrant. There can be no assurance that the single source suppliers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The failure of GSI's single source suppliers to provide it with adequate supplies of high quality products, or the loss of any of the Company's single source suppliers, could cause a delay in GSI's ability to fulfill orders while the Company attempts to identify and certify a replacement supplier, if any, and could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Factors Affecting Future Results--Limited Manufacturing Experience."

COMPETITION

    Competition in the market for medical devices and tissue dissection products is intense and is expected to increase. The Company competes primarily with other producers of MIS tissue dissection products. Origin, a subsidiary of Guidant Corporation, and others currently compete with the Company in the development, production and marketing of balloon based tissue dissection instruments and tissue dissection technology. To the extent that surgeons elect to use open surgical procedures rather than MIS, the Company also competes with producers of tissue dissection products used in open surgical procedures, such as blunt dissectors or graspers. A number of companies currently compete against the Company in the development, production and marketing of tissue dissection products and technology for open surgical procedures. In addition, the Company competes indirectly with producers of therapeutic drugs, when such drugs are used as an alternative to surgery. Many of the Company's competitors and potential competitors have substantially greater name recognition and capital resources than the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing.

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

    The market for tissue dissection products is characterized by rapid technical innovation. Product development involves a high degree of risk, and there can be no assurance that the Company's competitors and potential competitors will not succeed in developing and marketing technologies and products that are more effective than those developed and marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. The medical applications for which the Company's MIS tissue dissection products are used can also be addressed by other medical devices in either MIS or open surgical procedures, many of which are widely accepted in the medical community. There can be no assurance that a procedure using MIS balloon dissection technology will be able to replace such established products and procedures. Additionally, new surgical products or procedures could be developed that replace or reduce the importance of current procedures that use the Company's products.

PATENTS AND PROPRIETARY RIGHTS

    The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties. As of June 30, 1997, GSI had 27 United States patents issued, and had applied for an additional 50 United States patents, 11 of which had been allowed. In addition, as of June 30, 1997, GSI had two foreign patents issued, and 22 in prosecution. In May 1996, the Company was issued a United States patent that contains claims regarding the use of balloons to dissect tissue planes anywhere in the body.

    In May 1996, the Guidant Corporation unit of Origin MedSystems, Inc. ("Origin") filed an action against GSI in the U.S. District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apparatus and Method for Peritoneal Retraction." GSI also filed an action against Origin in the U.S. District Court for the Northern District of California alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. In addition, on September 26, 1997, the Company filed another action against Origin alleging patent infringement of its patent for a method of serial inflation of tissue dissectors. A decision against the Company in any of these actions could have a material adverse effect on the Company's business, financial condition and results of operations.

    One of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin Medsystems, Inc. ("Origin"), a competitor of the Company. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in this interference proceeding until 1998, and, while the Company believes it will be successful in this interference proceeding, there can be no assurance of such success. Failure of the Company to prevail in such interference proceeding would have a material adverse effect on the Company's business, financial condition and results of operations.

    Patent interference or infringement involves complex legal and factual issues and is highly uncertain, and there can be no assurance that any conclusion reached by the Company regarding patent interference or infringement will be consistent with the resolution of such issue by a court. In the event the Company's products are found to infringe patents held by competitors, there can be no assurance that the Company will be able to modify successfully its products to avoid infringement, or that any modified products will be commercially successful. Failure in such event to either develop a commercially successful alternative or obtain a license to such patent on commercially reasonable terms would have a material adverse effect on the Company's business, financial condition and results of operations. As discussed above, the Company is defending itself, and may in the future have to defend itself, in court against allegations of infringement of third-party patents. Patent litigation is expensive, requires extensive management time, and could subject the Company to significant liabilities, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

    The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents or patents to which it has licensed rights will be held valid under current challenges or if subsequently challenged or that persons or entities in addition to Origin will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company or that the Company's existing patents will cover the Company's future products. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company. Since patent applications in the United States are maintained in secrecy until patents issue, the Company also cannot be certain that others did not first file applications for inventions covered by the Company's pending patent applications, nor can the Company be certain that it will not infringe any patents that may issue to others on such applications.

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

GOVERNMENT REGULATION

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

    Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The Spacemaker I platform, Spacemaker II platform, Spacemaker Plastics platform, and KnotMaker product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, either when tissue dissection is required or, with respect to the KnotMaker product, when a surgical knot for suturing is required. The Company has promoted these products for surgical applications (e.g., hernia repair, subfascial endoscopic perforator surgery and breast augmentation and reconstruction), and may in the future promote these products for the dissection or knotmaking required for additional selected applications (e.g., treatment of stress urinary incontinence, saphenous vein harvesting and a variety of orthopedic procedures such as anterior spinal fusion). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA. The Company plans to file a 510(k) submission for its specialized trocar with a balloon valve, which is intended to provide a seal to maintain insufflation of the surgical space during MIS. There can be no assurance that the FDA will grant 510(k) clearance for the Company's specialized trocar on a timely basis, if at all.

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

    In order to continue selling its products within the European Economic Area following June 14, 1998, the Company will be required to achieve compliance with the requirements of the Medical Devices Directive and to affix CE marking on its products to attest to such compliance. The Company is currently in the process of seeking CE marking for the products it intends to market internationally and expects to receive this marking in the second quarter of fiscal 1998 (ending December 31, 1997). Failure by the Company to comply with CE marking requirements by June 1998 would prohibit the Company from selling its products in the European Economic Area unless and until compliance was achieved, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

    Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's balloon dissectors and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. Currently, the Company has been informed by its international distributors that balloon dissectors have been approved for reimbursement in many of the countries in which the Company markets its products. Obtaining reimbursement approvals can require 6 to 18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company's sales, business, financial condition and results of operations.

    Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of the Company's balloon dissection systems. There can be no assurance that surgeons will support and advocate reimbursement for use of the Company's systems for all applications intended by the Company. Failure by surgeons, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

    As of June 30, 1997, GSI employed 83 individuals, 29 of whom were engaged directly in research, development, regulatory affairs and quality assurance, 20 in manufacturing, 24 in marketing and sales and 10 in finance, customer service and administration. The Company also contracts with outside consultants. None of the Company's employees is covered by a collective bargaining agreement. GSI believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company and their ages as of August 5, 1997 are as follows:

NAME                             AGE                                         POSITION
---------------------------      ---      ------------------------------------------------------------------------------
Roderick A. Young..........          53   Chairman of the Board of Directors and Chief Executive Officer
Gregory D. Casciaro........          40   President, Chief Operating Officer and Director
James E. Jervis............          61   Vice President of Research and Development
Stephen J. Bonelli.........          35   Chief Financial Officer, Vice President of Finance and Treasurer
Ferolyn T. Powell..........          35   Vice President of Operations

    The officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors or officers of GSI.

    RODERICK A. YOUNG joined GSI in August 1993, and has served as Chairman of the Board of Directors since August 1997 and Chief Executive Officer since March 1994. Mr. Young also served as President of the Company from August 1993 to August 1997. From May 1993 until joining GSI, Mr. Young was President and CEO of Focus Surgery, Inc. ("Focus Surgery"), a medical device company that was spun out of Diasonics, Inc. ("Diasonics"), a medical products manufacturer, in October 1993. Prior to joining Focus Surgery, Mr. Young served in various executive positions, including President, Chief Financial Officer and Chief Operating Officer of Diasonics from May 1990 to May 1993. Mr. Young serves on the Board of Directors of several privately held companies. Mr. Young received a B.S. degree in Industrial Engineering from Stanford University and an MBA from Harvard Business School.

    GREGORY D. CASCIARO joined GSI in February 1995 as Vice President of Sales and Marketing, was promoted to Senior Vice President in November 1996, and has served as President, Chief Operating Officer and Director of the Company since August 1997. Prior to joining GSI, Mr. Casciaro held various positions at Devices for Vascular Intervention, Inc., a medical device manufacturer, including Vice President of Sales from June 1991 to February 1995. Previously, Mr. Casciaro held various sales positions at North American Instrument Corporation, a medical device company, from March 1983 to May 1991. Mr. Casciaro received a B.S. degree in Business Administration at Marquette University.

    JAMES E. JERVIS joined GSI in March 1994, and serves as Vice President of Research and Development. Prior to joining GSI, Mr. Jervis had 30 years of engineering design, development and operations experience at Raychem Corporation ("Raychem"). At Raychem, Mr. Jervis held various executive positions, including Director of New Business Development, General Manager--Medical Products Group and Operations Manager. Mr. Jervis holds 19 patents and is named as inventor in over 50 other patents. Mr. Jervis holds a B.S. in Mechanical Engineering and an MBA from Stanford University.

    STEPHEN J. BONELLI joined GSI in September 1994, and serves as Chief Financial Officer, Vice President of Finance and Administration and Treasurer. Prior to joining GSI, Mr. Bonelli held financial management positions at Coactive Computing Corporation, a computer networking company, from November 1993 to August 1994, and Ready Systems Corporation, a software company, from May 1990 to October 1993. Previous to those positions, Mr. Bonelli held a management position with Ernst & Young. Mr. Bonelli received a B.S. degree in Business Administration from California Polytechnic State University, San Luis Obispo. Mr. Bonelli is a Certified Public Accountant.

    FEROLYN T. POWELL joined GSI in October 1995, and has served as Vice President of Operations since November 1996. Prior to joining GSI, Ms. Powell served as Director of Research and Development at Adjacent Surgical, Inc. from June 1995 to October 1995, and as Senior Engineer, Project Manager and Director at Devices for Vascular Interventions, Inc. from September 1992 to June 1995. Previous to those positions, Ms. Powell held technical management positions at Frantz Medical Development Ltd. and Life Systems, Inc. Ms. Powell received her M.S. degree in Engineering from the University of Akron and her B.S. degree in Chemical Engineering from Cleveland State University.

ITEM 2.  PROPERTIES

    The Company occupies a facility of approximately 30,400 square feet in Cupertino, California, which houses the Company's headquarters, administrative offices, research laboratories and manufacturing facilities. In addition, the Company has 16 months remaining on a facility lease in Dublin, California, which it intends to sublease.

ITEM 3.  LEGAL PROCEEDINGS

    In May 1996, the Guidant Corporation unit of Origin filed an action against GSI in the United States District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apparatus and Methods for Peritoneal Retraction." GSI subsequently filed a claim against Origin in the United States District Court for the Northern District of California, alleging that the use of Origin's balloon dissection products infringe its patent for a method of tissue plane dissection using balloon systems. In addition, on September 26, 1997, the Company filed another action against Origin alleging patent infringement of its patent for a method of serial inflation of tissue dissectors. Finally, one of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and the Company has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in the interference proceeding until calendar year 1998, and, while the Company believes it will be successful in this interference proceeding, there can be no assurance of such success. Failure of the Company to prevail in such interference proceeding or in any of the lawsuits described above would have a material adverse effect on the Company's business, financial condition and results of operations.

    From time to time the Company may be exposed to litigation arising out of its products or operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company, except for the patent interference and infringement proceedings discussed herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
  MATTERS

MARKET INFORMATION

    The Company completed its initial public offering on May 15, 1996, and the Company's common stock is traded on the Nasdaq National Market under the symbol GSII. As of August 31, 1997 the Company had approximately 155 shareholders of record.

    The following table shows the Company's high and low selling prices for the periods indicated as reported by Nasdaq:

                                                                                     1997
                                                                             --------------------
                                                                               HIGH        LOW
                                                                             ---------  ---------
Fourth Quarter ending 6/30/97..............................................  $    7.25  $    3.38
Third Quarter ending 3/31/97...............................................  $   10.00  $    6.50
Second Quarter ending 12/31/96.............................................  $   12.00  $    6.25
First Quarter ending 9/30/96...............................................  $   16.00  $    8.00
5/15/96--6/30/96...........................................................  $   24.25  $   14.25

DIVIDEND POLICY

    The Company has not paid dividends on its common stock and has no present plans to do so. Provisions of the Company's bank line of credit prohibit the payment of dividends without the bank's permission.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                           YEARS ENDED JUNE 30,
                                                   ---------------------------------------------------------------------
                                                       1997           1996          1995          1994          1993
                                                   -------------  ------------  ------------  ------------  ------------
                                                                     (IN THOUSANDS EXCEPT SHARE DATA)

Sales............................................  $       4,090  $      6,165  $      2,437  $        789  $    --
Guaranteed payments..............................          4,896       --            --            --            --
                                                   -------------  ------------  ------------  ------------  ------------
Total revenue....................................          8,986         6,165         2,437           789       --
Cost of sales....................................          2,385         2,772         1,262           600       --
                                                   -------------  ------------  ------------  ------------  ------------
Gross profit.....................................          6,601         3,393         1,175           189       --
                                                   -------------  ------------  ------------  ------------  ------------
Operating Expenses:
  Research and development.......................          2,231         1,306           975           496           750
  Selling, general and administrative............          8,784         5,204         4,258         2,870           440
  Write-off of acquired in-process research and
    development..................................                        2,791
                                                   -------------  ------------  ------------  ------------  ------------
Total operating expenses.........................         11,015         9,301         5,233         3,366         1,190
                                                   -------------  ------------  ------------  ------------  ------------
Operating loss...................................         (4,414)       (5,908)       (4,058)       (3,177)       (1,190)
Interest and other income (expense), net.........          2,538           443             7            58            18
                                                   -------------  ------------  ------------  ------------  ------------
Net loss.........................................  $      (1,876) $     (5,465) $     (4,051) $     (3,119) $     (1,172)
                                                   -------------  ------------  ------------  ------------  ------------
                                                   -------------  ------------  ------------  ------------  ------------
Net loss per share...............................  $       (0.14) $      (0.74) $      (0.62) $      (0.49) $      (0.20)
                                                   -------------  ------------  ------------  ------------  ------------
                                                   -------------  ------------  ------------  ------------  ------------
Shares used in computing net loss per share......     13,197,114     7,411,099     6,495,826     6,312,569     5,993,264
                                                   -------------  ------------  ------------  ------------  ------------
                                                   -------------  ------------  ------------  ------------  ------------

CONSOLIDATED BALANCE SHEET DATA:

                                                                                   JUNE 30,
                                                            -------------------------------------------------------
                                                               1997        1996       1995       1994       1993
                                                            ----------  ----------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)

Cash, cash equivalents and available-for-sale
  securities..............................................  $   43,731  $   49,790  $   4,541  $   2,301  $     336
Working capita1...........................................      46,835      50,068      4,457      2,516        169
Total assets..............................................      51,062      52,767      6,245      3,525        560
Convertible redeemable preferred stock....................      --          --         13,225      6,841      1,462
Accumulated deficit.......................................     (15,693)    (13,817)    (8,352)    (4,301)    (1,182)
Shareholder's equity (deficit)............................  $   48,987  $   50,474  $  (8,316) $  (4,279) $  (1,161)

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

    In March 1994, the Company entered into a distribution agreement with USSC providing USSC with limited exclusive rights to distribute the Company's balloon dissection systems in the hernia repair market in both the United States and certain international countries. In November 1996, the Company terminated its distribution agreement with USSC.

    In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with EES, pursuant to which GSI granted EES worldwide sales and marketing rights to sell the Spacemaker-TM- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. The Expanded EES Agreement supersedes the June 1996 licensing agreement between the Company and EES. EES has begun selling GSI's dissector for hernia repair. EES made guaranteed payments of $1.5 million, $1.5 million and $1.9 million in the second, third and fourth quarters of fiscal year 1997, which represents a combination of purchased products and margin guarantees under the Expanded EES Agreement.

    Additional sales in the United States are currently made through a small direct sales force. The Company currently sells its products (other than for hernia and USI applications) in international markets through a limited number of distributors, which resell to surgeons and hospitals. The Company plans to increase its direct sales force in the United States and may seek to establish a direct sales force in one or more other countries in the future. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

    To date, all of the sales to distributors and almost all of the sales by the Company's direct sales force have been for use in hernia repair procedures. While the Company has developed or is developing balloon dissection systems for urinary stress incontinence, vascular, plastic surgery and orthopedic applications, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through fiscal 1998.

    The Company has acquired rights to a significant number of patents from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products, which payments are expected to exceed certain minimum royalty payments due under the agreements with such parties. The Company has also acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments, including the KnotMaker product and the balloon valve trocar. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and results of operations.

    The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through March 31, 1998. The Company's sales to date have consisted primarily of balloon dissector systems for hernia repair. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of balloon dissection systems for other applications, the Company anticipates that it will be required to make significant additional expenditures in sales and marketing and research and development (including marketing-related clinical evaluations). In addition, the Company has experienced higher administration expenses since its initial public offering resulting from its obligations as a public reporting company.

    The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including fluctuations in purchases of the Company's products by EES, EES's ability to achieve certain levels of sales growth, the status of the Company's relationship with EES or other partners, the Company's ability to develop and sell its line of cardiovascular products, fluctuations in revenues among different product lines and markets, the mix of sales among the distributors and the Company's direct sales force, timing of new product introductions or transitions to new products, the margins recognized from products for various surgical procedures, the progress of marketing-related clinical evaluations, sales of competitive products and the introduction of new products from competitors (including pricing pressures), activities related to patents and patent approvals (including litigation) and regulatory and third-party reimbursement matters, and the timing of research and development expenses (including marketing-related clinical evaluations). In addition, the Company's results of operations could be affected by the timing and number of orders from distributors, expansion of the Company's distributor network, the ability of the Company's distributors to effectively promote the Company's products and the ability of the Company to quickly and cost effectively increase its direct domestic sales force. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

    The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

    In January 1997, the Company entered into a new facility lease in Cupertino, California and relocated its headquarters and manufacturing operations to this new location in April 1997. The new facility's lease comprises approximately 30,460 square feet, and the monthly rent is approximately $47,000.

                             RESULTS OF OPERATIONS

    The following table sets forth certain data from the Company's consolidated statement of operations, expressed as a percentage of sales and guaranteed payments:

AS A PERCENTAGE OF SALES AND GUARANTEED PAYMENTS:

                                                                                         YEARS ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
Sales.............................................................................       45.5%      97.8%     100.0%
Guaranteed payments...............................................................       54.5        2.2     --
                                                                                    ---------  ---------  ---------
Total revenue.....................................................................      100.0      100.0      100.0
Cost of sales.....................................................................       26.5       45.0       51.8
                                                                                    ---------  ---------  ---------
Gross profit......................................................................       73.5       55.0       48.2
Operating Expenses:
  Research and development........................................................       24.8       21.2       40.0
  Selling, general and administrative.............................................       97.8       84.4      174.7
  Write-off of acquired in-process research and development.......................     --           45.3     --
                                                                                    ---------  ---------  ---------
Total operating expenses..........................................................      122.6      150.9      214.7
                                                                                    ---------  ---------  ---------
Operating loss....................................................................      (49.1)     (95.9)    (166.5)
Interest and other income (expense), net..........................................       28.2        7.3        0.3
                                                                                    ---------  ---------  ---------
Net loss..........................................................................      (20.9)%     (88.6)%    (166.2)%
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    YEARS ENDED JUNE 30, 1997 AND 1996

    SALES AND GUARANTEED PAYMENTS. Sales and guaranteed payments totaled $9.0 million in fiscal 1997, an increase of $2.8 million or 46% over sales and guaranteed payments of $6.2 million in fiscal 1996. This increase in revenues is due to guaranteed payments of $4.9 million from EES during its first year as the Company's new major distributor. These guaranteed payments will not continue to be made in fiscal 1998. Product sales accounted for $4.1 million of total revenues in fiscal 1997, which represents a 34% decrease from fiscal 1996. This decrease reflects lower levels of sales in the hernia market due to competition in this market and the transition to EES as its major distributor.

    COST OF SALES. Cost of sales decreased 14% to $2.4 million in fiscal 1997 from $2.8 million in fiscal 1996. This decrease was related to the lower level of product sales which the Company experienced. Direct product costs were 58% of total product sales in fiscal 1997, an increase of 13% from fiscal 1996, as a result of spreading certain fixed overhead expenses over a lower number of unit sales in fiscal 1997.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and Development (R&D) expenses for fiscal 1997 increased 71% to $2.2 million versus $1.3 million for the year ending June 30, 1996 as the Company continued to develop products for its expanding vascular market and developing orthopedic market. The Company expects to continue to increase R&D expenses as it pursues additional market opportunities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative (SG&A) expenses were $8.8 million in fiscal year 1997, an increase of 69% as compared to $5.2 million in fiscal 1996. This increase is primarily related to expanding GSI's sales presence, both domestically and internationally, and increased litigation expenses related to the Origin Medsystem infringement case. GSI expects SG&A expenses to continue to increase as the Company's level of sales increases and the Company continues to administratively support growth.

    NET LOSS. The Company had a net loss of approximately $1.9 million in fiscal 1997 compared to a $5.5 million net loss in fiscal 1996 primarily due to the effect of the guaranteed payments from EES and interest income.

    YEARS ENDED JUNE 30, 1996 AND 1995

    SALES. Sales increased by 153% to $6.2 million in fiscal 1996 from $2.4 million in fiscal 1995. This increase was due primarily to the growth in unit sales of the Spacemaker I platform to USSC for the hernia market and, to a lesser extent, from sales of the Spacemaker II platform, which was introduced in October 1995.

    COST OF SALES. Cost of sales increased by 120% to $2.8 million in fiscal 1996 from $1.3 million in fiscal 1995, and decreased as a percentage of sales to 45% in the 1996 period from 52% in the 1995 period. This increase in absolute dollars was primarily a result of the costs of additional manufacturing capacity and personnel to support increased sales volume, which was offset by leveraging certain fixed overhead expenses across a higher base of sales.

    RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses, which include expenditures for marketing-related clinical evaluations and regulatory expenses, increased by 34% to $1.3 million in fiscal 1996 from $975,000 in fiscal 1995 and decreased as a percentage of sales to 21% in fiscal 1996 from 40% in fiscal 1995 as a result of higher sales volume in fiscal 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by 22% to $5.2 million in fiscal 1996 from $4.3 million in fiscal 1995. This increase was primarily due to the growth of a direct sales force in the United States and the growth in marketing and other personnel associated with the Company's higher levels of operations.

    NET LOSS. The Company had a net loss of $5.5 million in the year ended June 30, 1996 compared to a net loss of $4.1 million in the year ended June 30, 1995. The 1996 net loss reflected a one-time expense related to the write-off of acquired in-process research and development of $2.8 million, incurred in connection with the Company's acquisition of Adjacent Surgical, Inc. in February 1996.

QUARTERLY RESULTS OF OPERATIONS

    The following tables set forth certain unaudited consolidated quarterly results of operations for the fiscal year ended June 30, 1997, as well as such data expressed as a percentage of the Company's total revenue. This information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normally recurring adjustments) necessary to fairly present this information when read in conjunction with the consolidated financial statements and notes thereto included herein. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                            THREE MONTHS ENDED (IN THOUSANDS)
                                                                       --------------------------------------------
                                                                        6/30/97    3/31/97    12/31/96     9/30/96
                                                                       ---------  ---------  -----------  ---------
                                                                                       (UNAUDITED)
Sales................................................................  $     566  $     693   $     361   $   2,470
Guaranteed payments..................................................      1,916      1,480       1,500      --
                                                                       ---------  ---------  -----------  ---------
Total revenue........................................................      2,482      2,173       1,861       2,470
Cost of sales........................................................        636        397         359         993
                                                                       ---------  ---------  -----------  ---------
Gross profit.........................................................      1,846      1,776       1,502       1,477
                                                                       ---------  ---------  -----------  ---------
Operating Expenses:
  Research and development...........................................        704        581         484         462
  Selling, general and administrative................................      2,768      2,260       1,925       1,831
                                                                       ---------  ---------  -----------  ---------
Total operating expenses.............................................      3,472      2,841       2,409       2,293
                                                                       ---------  ---------  -----------  ---------
Operating loss.......................................................     (1,626)    (1,065)       (907)       (816)
Interest and other income (expense), net.............................        655        626         670         587
                                                                       ---------  ---------  -----------  ---------
Net loss.............................................................  $    (971) $    (439)  $    (237)  $    (229)
                                                                       ---------  ---------  -----------  ---------
                                                                       ---------  ---------  -----------  ---------

                                                                                    THREE MONTHS ENDED
                                                                       --------------------------------------------
                                                                        6/30/97    3/31/97    12/31/96     9/30/96
                                                                       ---------  ---------  -----------  ---------
Sales................................................................       22.8%      31.9%       19.4%      100.0%
Guaranteed payments..................................................       77.2       68.1        80.6      --
                                                                       ---------  ---------  -----------  ---------
Total revenue........................................................      100.0      100.0       100.0       100.0
Cost of sales........................................................       25.6       18.3        19.3        40.2
                                                                       ---------  ---------  -----------  ---------
Gross profit.........................................................       74.4       81.7        80.7        59.8
                                                                       ---------  ---------  -----------  ---------

Operating Expenses:
  Research and development...........................................       28.4       26.7        26.0        18.7
  Selling, general and administrative................................      111.5      104.0       103.4        74.1
                                                                       ---------  ---------  -----------  ---------
Total operating expenses.............................................      139.9      130.7       129.4        92.8
                                                                       ---------  ---------  -----------  ---------
Operating loss.......................................................      (65.5)     (49.0)      (48.7)      (33.0)
Interest and other income (expense), net.............................       26.4       28.8        36.0        23.7
                                                                       ---------  ---------  -----------  ---------
Net loss.............................................................      (39.1)%     (20.2)%      (12.7)%      (9.3)%
                                                                       ---------  ---------  -----------  ---------
                                                                       ---------  ---------  -----------  ---------

    Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) new product introductions by the Company and its competitors and fluctuations in revenues among different product lines and markets, (ii) purchases of the Company's products by EES, (iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (iv) the sales efforts of the Company's distributors, (v) the mix of sales among distributors and the Company's direct sales force, (vi) timing of patent and regulatory approvals, if any, (vii) timing and growth of operating expenditures, (viii) timing of research and development expenses, including marketing-related clinical evaluation expenditures, (ix) intellectual property litigation and (x) general market conditions. In the past, the Company's sales were highly dependent upon the marketing efforts and success of United States Surgical Corporation, which was the Company's major distributor until the relationship was mutually terminated in November 1996. In December 1996, the Company entered into the Expanded Ethicon Agreement, pursuant to which GSI granted EES worldwide sales and marketing rights to sell the Spacemaker-TM- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence (USI) markets. The Company's sales in any period will be highly dependent upon the marketing efforts and success of EES, which are not within the control of the Company. EES made approximately $4.9 million in guaranteed payments to the Company in fiscal year 1997, which constituted 54% of revenues for fiscal year 1997. EES is not obligated to make any such guaranteed payments in future quarters. The Company anticipates that sales to EES will fluctuate in the future. Failure by EES to achieve certain levels of sales growth or a decline in purchases by EES could result in a decline in sales and adversely affect the Company's operating results. In addition, announcements or expected announcements by the Company, its competitors or its distributor of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible to make. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis, if at all, or that its growth, if any, will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $15.7 million at June 30, 1997. The Company has funded its operations primarily through the sale of equity securities. From its inception through June 30, 1997 the Company raised approximately $15.5 million through the private placement of equity securities and approximately $46.9 million (net of underwriting discounts and commissions) in an initial public offering.

    As of June 30, 1997 the Company's principal source of liquidity consists of cash, cash equivalents and short-term investments of $43.7 million. In addition, the Company has a bank line of credit available for $1,500,000. As of June 30, 1997, the company has no amounts outstanding under this line. The Company also has an equipment loan with a balance of approximately $352,000 under a previous bank line of credit.

    The Company expects to incur substantial additional costs, including costs related to increased sales and marketing activities, increased research and development, expenditures in connection with seeking regulatory approvals and conducting additional marketing-related clinical evaluations, capital equipment and other costs associated with expansion of the Company's manufacturing capabilities. The Company believes that its current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through calendar 1998. The Company may seek additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that additional financing, if sought, will be available on satisfactory terms or at all.

FACTORS AFFECTING FUTURE RESULTS

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included herein.

    The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically the Company wishes to alert readers that, except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, market demand for the Company's products, the Company's ability to shift market focus successfully, fluctuations in revenues among different product lines and markets, the timing and number of orders and shipments, distribution efforts by Ethicon-Endo Surgery, Inc., EES's success in achieving certain levels of sales growth, the Company's ability to manage growth and the transition to EES and possible other new corporate partnering relationships, the timely development and market acceptance of new products and surgical procedures, the impact of competitive products and pricing, results of ongoing litigation, the Company's ability to further expand into international markets, approval of its products by government agencies such as the United States Food and Drug Administration and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein. The factors listed below under "Factors Affecting Future Results," as well as other factors, have in the past affected, and could in the future affect, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements contained in the following discussion.

    LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES. The Company was organized in April 1992 and began commercially shipping its first Spacemaker products in September 1993. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of June 30, 1997, the Company had an accumulated deficit of $15.7 million. The Company's net operating losses for the fiscal years ending June 30, 1997, 1996 and 1995 were $1.9 million, $5.5 million and $4.1 million, respectively. The Company expects to continue to incur operating losses on a quarterly and annual basis through at least March 31, 1998. Due to the Company's limited operating history and the recent transition to EES as its major distributor, there can be no assurance of sales growth or profitability in the future. The Company intends to increase its investments in research and development, sales and marketing, marketing-related clinical evaluations and related infrastructure. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if sales do not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must respond to competitive developments, continue to attract, retain and motivate qualified persons and successfully commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Company Strategy."

    DEPENDENCE UPON BALLOON DISSECTION PRODUCTS; RISK OF TECHNOLOGICAL OBSOLESCENCE. All of the Company's sales since inception have been derived from sales of its balloon dissection products, with a substantial portion derived from sales for hernia repair procedures. Failure of the Company to develop successfully and commercialize balloon dissection products for applications other than hernia repair could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company's products depends on the market acceptance of and demand for the Company's products and related procedures, the nature of the technological advances inherent in the product designs, reduction in patient trauma or other benefits provided by such products, results of marketing-related clinical evaluations, continued adoption of minimally invasive surgery ("MIS") procedures by surgeons, reimbursement for the Company's products by health care payors and the Company's receipt of regulatory approvals. There can be no assurance that the Company's products will have the required technical characteristics, that the Company's products will provide adequate patient benefits, that marketing-related clinical evaluations results will be favorable, that surgeons will continue to adopt MIS procedures, that recently-introduced products or future products of the Company or related procedures will gain market acceptance, or that required regulatory approvals will be obtained. The failure to achieve any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent demand for the Company's balloon dissection systems for hernia repair declines and the Company's newly-introduced products are not commercially accepted or its existing products are not developed for new procedures, there could be a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Applications of Balloon Dissection Technology," and "--Additional Products Under Development."

    DEPENDENCE ON KEY DISTRIBUTORS. In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with EES, pursuant to which GSI granted EES worldwide sales and marketing rights to sell the Spacemaker-TM- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. The Expanded EES Agreement supersedes the June 1996 licensing agreement between the Company and EES. EES made guaranteed payments of $1.5 million, $1.5 million, and $1.9 million in the second, third and fourth quarters of fiscal 1997, respectively, under the Expanded EES Agreement. EES is not obligated to make any further guaranteed payments under the agreement. There can be no assurance that EES's manufacturing, marketing or distribution efforts will be successful. EES's failure to achieve certain levels of sales growth or product orders could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company intends to establish additional distributorships in the United States for products in areas other than hernia repair and urinary stress incontinence, there can be no assurance that such efforts will be successful. Failure to add additional distributors to its distribution network in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's products are currently sold internationally to general surgeons and specialists through EES and independent distributors in Europe, Asia, Latin America and the Middle East. In June 1997, GSI entered into an exclusive agreement with Japan Lifeline to market and distribute in Japan GSI's balloon dissection systems for use in vascular procedures. Japan Lifeline is expected to begin distribution of the GSI balloon dissection systems following receipt of the Japanese Ministry of Health and Welfare approval, which the Company expects will occur in late 1997 or early 1998.

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

    LIMITED MARKETING AND DIRECT SALES EXPERIENCE. The Company has only limited experience marketing and selling its products through its direct sales force, and has sold its products in commercial quantities through its direct sales force to the hernia market and, to a lesser degree, to the vascular and cosmetic and reconstructive surgery market. Establishing marketing and sales capability sufficient to support sales in commercial quantities for the cardiovascular market targeted by the Company will require significant resources, and there can be no assurance that the Company will be able to recruit and retain additional qualified marketing or sales personnel, or that future sales efforts of the Company will be successful. In markets other than cardiovascular, the Company intends to establish partnership relationships with additional distribution partners, and there can be no assurance that the Company will be successful in establishing such partnership relationships on commercially reasonable terms, if at all. The failure to establish and maintain an effective distribution channel for the Company's products, or establish and retain qualified and effective sales personnel to support commercial sales of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business--Marketing, Sales and Distribution."

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

    The Company further believes that the ability of health care providers to obtain adequate reimbursement for procedures using the Company's Spacemaker balloon dissector products and related instruments will be critical to market acceptance of the Company's products. Although the Company believes that procedures using its balloon dissection products currently may be reimbursed in the United States under certain existing procedure codes, there can be no assurance that such procedure codes will remain available or that reimbursement under these codes will be adequate. The Company has limited experience in obtaining third-party reimbursement, and the failure to obtain reimbursement for some or all of its products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Third-Party Reimbursement."

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

    FLUCTUATIONS IN QUARTERLY RESULTS. Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) new product introductions by the Company and its competitors and fluctuations in revenues among different product lines and markets, (ii) purchases of the Company's products by EES, (iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (iv) the sales efforts of the Company's distributors, (v) the mix of sales among distributors and the Company's direct sales force, (vi) timing of patent and regulatory approvals, if any, (vii) timing and growth of operating expenditures, (viii) timing of research and development expenses, including marketing-related clinical evaluation expenditures, (ix) intellectual property litigation and (x) general market conditions. In the past, the Company's sales were highly dependent upon the marketing efforts and success of United States Surgical Corporation, which was the Company's major distributor until the relationship was mutually terminated in November 1996. In December 1996, the Company entered into the Expanded Ethicon Agreement, pursuant to which GSI granted EES worldwide sales and marketing rights to sell the Spacemaker-TM-Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence markets. The Company's sales in any period will be highly dependent upon the marketing efforts and success of EES, which are not within the control of the Company. EES made approximately $4.9 million in guaranteed payments to the Company in fiscal year 1997, which constituted 54% of revenues for fiscal year 1997. EES is not obligated to make any such guaranteed payments in future quarters. The Company anticipates that sales to EES will fluctuate in the future. Failure by EES to achieve certain levels of sales growth or purchases could adversely affect the Company's operating results. In addition, announcements or expected announcements by the Company, its competitors or its distributor of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible to make. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis, if at all, or that its growth, if any, will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties.

    In May 1996, the Guidant Corporation unit of Origin MedSystems, Inc. ("Origin") filed an action against GSI in the U.S. District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apparatus and Method for Peritoneal Retraction." GSI subsequently filed an action against Origin in the U.S. District Court for the Northern District of California alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. In addition, on September 26, 1997, the Company filed another action against Origin alleging patent infringement of its patent for a method of serial inflation of tissue dissectors. A decision against the Company in any of these actions could have a material adverse effect on the Company's business, financial condition or results of operations.

    One of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin Medsystems, Inc. ("Origin"), a competitor of the Company. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in this interference proceeding until 1998. Failure of the Company to prevail in such interference proceeding would have a material adverse effect on the Company's business, financial condition and results of operations.

    Patent interference or infringement involves complex legal and factual issues and is highly uncertain, and there can be no assurance that any conclusion reached by the Company regarding patent interference or infringement will be consistent with the resolution of such issue by a court. In the event the Company's products are found to infringe patents held by competitors, there can be no assurance that the Company will be able to modify successfully its products to avoid infringement, or that any modified products will be commercially successful. Failure in such event to either develop a commercially successful alternative or obtain a license to such patent on commercially reasonable terms would have a material adverse effect on the Company's business, financial condition and results of operations. As discussed above, the Company is defending itself, and may in the future have to defend itself, in court against allegations of infringement of third-party patents. Patent litigation is expensive, requires extensive management time, and could subject the Company to significant liabilities, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

    The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents or patents to which it has licensed rights will be held valid under current challenges or if subsequently challenged or that persons or entities in addition to Origin will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company or that the Company's existing patents will cover the Company's future products. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company. Since patent applications in the United States are maintained in secrecy until patents issue, the Company also cannot be certain that others did not first file applications for inventions covered by the Company's pending patent applications, nor can the Company be certain that it will not infringe any patents that may issue to others on such applications.

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

    ROYALTY PAYMENT OBLIGATIONS. The Company has acquired rights to patents from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products, which payments are expected to exceed minimum royalty payments due under agreements with such parties. The Company also has acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments, including the KnotMaker product and the balloon valve trocar. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and other results of operations. There can be no assurance that the Company will be able to continue to satisfy such royalty payment obligations in the future, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

    EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY TO MANAGE GROWTH. The Company began commercial sales of its balloon dissection products in September 1993 and, as a result, has limited experience in manufacturing, marketing and selling its products commercially. In January 1997 the Company entered into a real estate lease and has relocated its headquarters and manufacturing operations in April 1997 to this new facility. In addition, the Company has experienced rapid growth in the number of its employees, the number of products under development, the number and amount of products manufactured, and the geographic scope of its sales. In order to augment its long-term competitive position, the Company anticipates that it will be required to make significant additional expenditures in research and development and sales and marketing. The Company's inability to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

    COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. Competition in the market for medical devices used in tissue dissection surgical procedures is intense and is expected to increase. The Company competes primarily with other producers of MIS tissue dissection instruments. Origin, a subsidiary of Guidant Corporation, and others currently compete against the Company in the development, production and marketing of MIS tissue dissection instruments and tissue dissection technology. To the extent that surgeons elect to use open surgical procedures rather than MIS, the Company also competes with producers of tissue dissection instruments used in open surgical procedures, such as blunt dissectors or graspers. A number of companies currently compete against the Company in the development, production and marketing of tissue dissection instruments and technology for open surgical procedures. In addition, the Company indirectly competes with producers of therapeutic drugs, when such drugs are used as an alternative to surgery. Many of the Company's competitors have substantially greater capital resources, name recognition, expertise in research and development, manufacturing and marketing and obtaining regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing balloon dissectors or competing technologies that are more effective than products marketed by the Company or that render the Company's technology obsolete. Additionally, even if the Company's products provide performance comparable to competing products or procedures, there can be no assurance that the Company will be able to obtain necessary regulatory approvals or compete against competitors in terms of price, manufacturing, marketing and sales.

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

    In addition to the Company's development of its balloon dissection systems, the Company has also developed surgical instruments for use in MIS. There can be no assurance that the Company's surgical instruments will successfully compete with those manufactured by other producers of such surgical instruments. The failure to achieve commercial market acceptance of such surgical instruments could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Competition."

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

    Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy of the procedure and the utility and cost of the Company's products. There can be no assurance that surgeons will support and advocate reimbursement for use of the Company's systems for all applications intended by the Company. Failure by surgeons, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Third-Party Reimbursement."

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

    Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The Spacemaker I platform, Spacemaker II platform, Spacemaker Plastics platform, Spacemaker SAPHTrak platform and KnotMaker product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, either when tissue dissection is required or, with respect to the KnotMaker product, when a surgical knot for suturing is required. The Company has promoted these products for surgical applications (E.G., hernia repair, subfascial endoscopic perforator surgery and breast augmentation and reconstruction), and may in the future promote these products for the dissection or knotmaking required for additional selected applications (E.G., treatment of stress urinary incontinence, saphenous vein harvesting and a variety of orthopedic procedures such as anterior spinal fusion). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

    In order to continue selling its products within the European Economic Area following June 14, 1998, the Company will be required to achieve compliance with the requirements of the Medical Devices Directive and to affix CE marking on its products to attest to such compliance. The Company is currently in the process of seeking CE marking for the products it intends to market internationally and expects to receive this marking in the second quarter of fiscal 1998 (ending December 31, 1997). Failure by the Company to comply with CE marking requirements by June 1998 would mean that the Company would be unable to sell its products in the European Economic Area unless and until compliance was achieved, which could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business--Government Regulation."

    LIMITED MANUFACTURING EXPERIENCE. The Company has only limited experience in manufacturing its products in commercial quantities. The Company intends to scale up its production of new products and to increase its manufacturing capacity for existing and new products. However, manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties experienced by the Company in manufacturing scale-up and manufacturing difficulties (including, in the event of low demand, overcapacity) could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be successful in scaling up or that it will not experience manufacturing difficulties or product recalls in the future.

    In January 1997, the Company entered into a new facility lease in Cupertino, California, and relocated its headquarters and manufacturing operations to this new location in April 1997. The new facilities lease comprises approximately 30,460 square feet, and the monthly rent is approximately $47,000.

    DEPENDENCE ON SINGLE SOURCE SUPPLIERS; LACK OF CONTRACTUAL
ARRANGEMENTS. The Company currently relies upon single source suppliers for several components of its balloon dissection products, and in most cases there are no formal supply contracts. There can be no assurance that the component materials obtained from single source suppliers will continue to be available in adequate quantities or, if required, that the Company will be able to locate alternative sources of such component materials on a timely basis to market its products, if at all. In addition, there can be no assurance that the single source suppliers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The failure to obtain sufficient quantities and qualities of such component materials, or the loss of any of the Company's single source suppliers, could cause a delay in GSI's ability to fulfill orders while it attempts to identify and certify a replacement supplier, if any, and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Manufacturing."

    PRODUCT LIABILITY RISK AND PRODUCT RECALL; LIMITED INSURANCE COVERAGE. The Company's business exposes it to potential product liability risks or product recalls that are inherent in the design, development, manufacture and marketing of medical devices, in the event the use of the Company's products cause or are alleged to have caused adverse effects on a patient or such products are believed to be defective. The Company's products are designed to be used in certain procedures where there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or may in the future receive, regulatory clearance for commercial sale. As a result, there can be no assurance that the Company's product liability insurance is adequate or that such insurance coverage will continue to be available on commercially reasonable terms or at all. Particularly given the lack of data regarding the long-term results of the use of balloon dissection products, there can be no assurance the Company will avoid significant product liability claims. Consequently, a product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Product Liability and Insurance."

    RISKS ASSOCIATED WITH INTERNATIONAL SALES. Sales outside of the United States accounted for approximately .5% and 4% of the Company's sales in fiscal 1997 and 1996, respectively. The Company expects that international sales will represent an increasing portion of revenue in the future. The Company intends to continue to expand its sales outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of selling internationally. These risks include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, reduced protection for intellectual property rights, and the burdens of complying with a variety of foreign laws. In addition, because all of the Company's sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. There can be no assurance that regulatory, currency and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. See "Business--Marketing, Sales and Distribution."

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

    POTENTIAL VOLATILITY OF STOCK PRICE. The market prices of the Company's common stock and the stock of many other publicly held medical device companies have in the past been, and can in the future be expected to be, especially volatile. Announcements regarding competitive developments, product sales, clinical marketing trial results, release of reports by securities analysts, developments or disputes concerning patents or proprietary rights, regulatory developments, changes in regulatory or medical reimbursement policies, economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

RECENT PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. FAS 128 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements as of June 30, 1997 and 1996 and for each of the three years ending June 30, 1997, June 30, 1996, and June 30, 1995 are included in this Form 10-K starting at page 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held November 10, 1997, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information regarding the Company's directors will be set forth under the caption "Election of Directors--Nominees" in the Company's Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                         PAGE
                                                                                                                         -----
(a)        (1)        Consolidated Financial Statements:

                      Report of Independent Accountants.............................................................          41

                      Consolidated Balance Sheets...................................................................          42

                      Consolidated Statements of Operations.........................................................          43

                      Consolidated Statements of Shareholders' Equity (Deficit).....................................          44

                      Consolidated Statements of Cash Flows.........................................................          45

                      Notes to Consolidated Financial Statements....................................................          47

           (2)        Financial Statement Schedules:

                      Independent Accountants' Report on Schedule...................................................         S-1

                      II-Valuation and Qualifying Accounts..........................................................         S-2

           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

           (3)        Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

    EXHIBIT
    NUMBER       DESCRIPTION
---------------  ----------------------------------------------------------------------------------------------
     3.2 (1)     Amended and Restated Articles of Incorporation of Company.

     3.4 (1)     By-laws of Company, as amended.

     4.2 (2)     Shareholder Rights Plan.

    10.1 (1)     Form of Indemnification Agreement.

    10.2 (1)     1992 Stock Option Plan and form of Agreement.

    10.3 (1)     1996 Employee Stock Purchase Plan and form of Subscription Agreement.

    10.4 (1)     1995 Directors' Stock Option Plan and form of Option Agreement.

    10.5 (1)     Third Amended and Restated Registration Rights Agreement among the Company and certain security holders of the Company dated as of March 21, 1996.

    10.6 (1)     Commercial Security Agreement and Promissory Note dated as of December 15, 1994 between
                   Silicon Valley Bank and the Company.

    10.7 (1)     Sublease dated July 13, 1994, Sublease Amendment dated November 4, 1995 and Sublease Second
                   Amendment dated March 15, 1996 between the Company and CV Therapeutics, Inc.

    10.8 (1)(3)  Agreement and Plan of Reorganization dated as of October 1, 1995, by and among the Company,
                   General Surgical Acquisition Corporation and Adjacent Surgical, Inc.

    10.9 (1)     Merger Agreement dated February 12, 1996 by and among Adjacent Surgical, Inc., Thomas J.
                   Fogarty, Fogarty Engineering and the Company.

    10.10(1)(3)  Exclusive License Agreement dated as of February 12, 1996 by and among Adjacent Surgical,
                   Inc., Thomas J. Fogarty, Fogarty Engineering and the Company.

    EXHIBIT
    NUMBER       DESCRIPTION
---------------  ----------------------------------------------------------------------------------------------
    10.11(1)(3)  Assignment Agreement dated as of March 9, 1995 between Apogee Medical Products, Inc., and the
                   Company.

    10.12(1)(3)  Hernia Repair Device Agreement dated as of April 29, 1992 by and among Maciej Kieturakis,
                   Thomas J. Fogarty and the Registrant, as amended on April 18, 1995.

    10.14(1)     Professional Services Agreement dated June 16, 1992 between the Company and Thomas J. Fogarty.

    10.15(1)     Professional Services Agreement dated June 16, 1992 between the Company and Mark A. Wan.

    10.16(1)     Bill of Sale and Instrument of Assignment and Grantback License Agreement dated June 16, 1992 between the Company and Thomas J. Fogarty.

    10.17(1)     Bill of Sale and Instrument of Assignment dated June 16, 1992, between the Company and Mark
                   Wan.

    10.18(1)     Loan Modification Agreement dated as of March 25, 1996, by and between the Company and Silicon
                   Valley Bank.

    10.20(4)     OEM Supply Agreement (Expanded Field) dated December 20, 1996 between Ethicon Endo-Surgery,
                   Inc. and the Company.

    10.21(4)     Modification and Termination Agreement and Mutual Release dated November 12, 1996, between
                   United States Surgical Corporation and the Company.

    10.22(4)     Real Estate Lease between Berg & Berg Developers and the Company.

    11.1         Computation of Net Loss per share.

    22.1         Subsidiaries of Company.

    23.1         Consent of Coopers & Lybrand L.L.P., Independent Accountants.

    25.1         Power of Attorney (see p. 59).

    27.1         Financial Data Schedule.

------------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 and Amendments thereto (File No. 333-2774), which became effective on May 10, 1996.

(2) Incorporated by reference to exhibits filed in response to Item 2, "Exhibits," of the Company's Registration Statement on Form 8-A (File No. 000-28448), filed with the Commission on May 13, 1997.

(3) Confidential treatment has been granted with regard to certain portions of this exhibit.

(4) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the Company's Quarterly Report on Form 10-Q, filed with the Commission on February 14, 1997 (File no. 000-28448).

(B)  REPORTS ON FORM 8-K

    The Company filed no reports on form 8-K during the quarter ended June 30, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
General Surgical Innovations, Inc. and Subsidiary:

    We have audited the accompanying consolidated balance sheets of General Surgical Innovations, Inc. and Subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Surgical Innovations, Inc. and Subsidiary as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
July 29, 1997

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    7,900  $   28,339
  Available-for-sale securities...........................................................      35,831      21,451
  Accounts receivable, net of allowance for doubtful accounts of $47 in 1997 and $78 in
    1996..................................................................................       2,131         873
  Inventories.............................................................................       1,717         700
  Prepaid expenses and other current assets...............................................         971         438
                                                                                            ----------  ----------
    Total current assets..................................................................      48,550      51,801
Property and equipment, net...............................................................       2,251         702
Intangible and other assets, net..........................................................         261         264
                                                                                            ----------  ----------
      Total assets........................................................................  $   51,062  $   52,767
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................................  $      504  $      614
  Accrued liabilities.....................................................................       1,044         892
  Bank borrowings.........................................................................         167         127
  Deferred revenue........................................................................          --         100
                                                                                            ----------  ----------
    Total current liabilities.............................................................       1,715       1,733
Bank borrowings, less current portion.....................................................         185         360
Other long-term liabilities...............................................................         175         200
                                                                                            ----------  ----------
      Total liabilities...................................................................       2,075       2,293
                                                                                            ----------  ----------
Commitments and Contingencies (Note 10)
                                               SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value:
  Authorized: 2,000,000 shares; issued and outstanding: none
Common stock, $.001 par value:
  Authorized: 50,000,000 shares; issued and outstanding: 13,290,644 in 1997 and 13,132,903
    in 1996...............................................................................          13          13
Additional paid-in capital................................................................      65,089      64,885
Notes receivable from shareholders........................................................         (87)       (112)
Deferred compensation, net................................................................        (297)       (496)
Unrealized gain (loss) on available-for-sale securities...................................         (38)          1
Accumulated deficit.......................................................................     (15,693)    (13,817)
                                                                                            ----------  ----------
    Total shareholders' equity............................................................      48,987      50,474
                                                                                            ----------  ----------
      Total liabilities and shareholders' equity..........................................  $   51,062  $   52,767
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  YEARS ENDED JUNE 30,
                                                                        -----------------------------------------
                                                                            1997           1996          1995
                                                                        -------------  ------------  ------------
Sales.................................................................  $       4,090  $      6,165  $      2,437
Guaranteed payments...................................................          4,896            --            --
                                                                        -------------  ------------  ------------
Total revenue.........................................................          8,986         6,165         2,437
Cost of sales.........................................................          2,385         2,772         1,262
                                                                        -------------  ------------  ------------
  Gross profit........................................................          6,601         3,393         1,175
                                                                        -------------  ------------  ------------
Operating Expenses:
  Research and development............................................          2,231         1,306           975
  Sales and marketing.................................................          4,906         3,609         2,858
  General and administrative..........................................          3,878         1,595         1,400
  Write-off of acquired in-process research and development...........             --         2,791            --
                                                                        -------------  ------------  ------------
  Total operating expenses............................................         11,015         9,301         5,233
                                                                        -------------  ------------  ------------
    Operating loss....................................................         (4,414)       (5,908)       (4,058)
Interest income.......................................................          2,572           443            51
Interest expense......................................................            (47)          (48)          (29)
Other income (expense)................................................             13            48           (15)
                                                                        -------------  ------------  ------------
    Net loss..........................................................  $      (1,876) $     (5,465) $     (4,051)
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Net loss per share....................................................  $       (0.14) $      (0.74) $      (0.62)
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Shares used in computing net loss per share...........................     13,197,144     7,411,099     6,495,826
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                    FOR THE THREE YEARS ENDED JUNE 30, 1997
                                 (IN THOUSANDS)

                                                                                                            UNREALIZED
                                                                                                           GAIN(LOSS) ON
                                       COMMON STOCK        ADDITIONAL        NOTES                          AVAILABLE-
                                 ------------------------    PAID-IN    RECEIVABLE FROM     DEFERRED         FOR-SALE
                                   SHARES       AMOUNT       CAPITAL     SHAREHOLDERS     COMPENSATION      SECURITIES
                                 -----------  -----------  -----------  ---------------  ---------------  ---------------
Balance, June 30, 1994.........       3,255    $       3    $      90      $     (71)       $                $
  Issuance of common stock for
    cash.......................          28                         8
  Issuance of common stock for
    notes receivable...........         217                        63            (63)
  Exercise of stock options....          39                         6
  Repurchase of common stock in
    exchange for notes
    receivable.................         (49)                      (14)            14
  Net loss.....................
                                 -----------         ---   -----------         -----            -----              ---
Balances, June 30, 1995........       3,490            3          153           (120)              --               --
  Exercise of stock options....          33                        14
  Issuance of common stock.....         254                     1,388
  Issuance of common stock in
    connection with public
    offering at $15.00 per
    share, net of issuance
    costs of $4,810,000........       3,450            4       46,920
  Conversion of convertible
    redeemable preferred into
    common stock...............       5,834            6       15,541
  Conversion of note payable
    into common stock..........          72                       269
  Deferred compensation related
    to stock options...........                                   600                            (600)
  Amortization of deferred
    compensation...............                                                                   104
  Unrealized gain on available-
    for-sale securities........                                                                                      1
  Payment of shareholders notes
    receivable.................                                                    8
  Net loss.....................
                                 -----------         ---   -----------         -----            -----              ---
Balances, June 30, 1996........      13,133           13       64,885           (112)            (496)               1
  Exercise of stock options....         148                        67
  Exercise of stock options
    with notes receivable......          23                        11            (11)
  Issuance of common stock in
    connection with employee
    stock purchase plan........          18                       135
  Repurchase of common stock...         (31)                       (9)             9
  Amortization of deferred
    compensation...............                                                                   199
  Unrealized loss on
    available-for-sale
    securities.................                                                                                    (39)
  Payment of shareholder's
    notes receivable...........                                                   27
  Net loss.....................
                                 -----------         ---   -----------         -----            -----              ---
Balances, June 30, 1997........      13,291    $      13    $  65,089      $     (87)       $    (297)       $     (38)
                                 -----------         ---   -----------         -----            -----              ---
                                 -----------         ---   -----------         -----            -----              ---


                                 ACCUMULATED
                                   DEFICIT       TOTAL
                                 ------------  ---------
Balance, June 30, 1994.........   $   (4,301)  $  (4,279)
  Issuance of common stock for
    cash.......................                        8
  Issuance of common stock for
    notes receivable...........
  Exercise of stock options....                        6
  Repurchase of common stock in
    exchange for notes
    receivable.................
  Net loss.....................       (4,051)     (4,051)
                                 ------------  ---------
Balances, June 30, 1995........       (8,352)     (8,316)
  Exercise of stock options....                       14
  Issuance of common stock.....                    1,388
  Issuance of common stock in
    connection with public
    offering at $15.00 per
    share, net of issuance
    costs of $4,810,000........                   46,924
  Conversion of convertible
    redeemable preferred into
    common stock...............                   15,547
  Conversion of note payable
    into common stock..........                      269
  Deferred compensation related
    to stock options...........
  Amortization of deferred
    compensation...............                      104
  Unrealized gain on available-
    for-sale securities........                        1
  Payment of shareholders notes
    receivable.................                        8
  Net loss.....................       (5,465)     (5,465)
                                 ------------  ---------
Balances, June 30, 1996........      (13,817)     50,474
  Exercise of stock options....                       67
  Exercise of stock options
    with notes receivable......
  Issuance of common stock in
    connection with employee
    stock purchase plan........                      135
  Repurchase of common stock...
  Amortization of deferred
    compensation...............                      199
  Unrealized loss on
    available-for-sale
    securities.................                      (39)
  Payment of shareholder's
    notes receivable...........                       27
  Net loss.....................       (1,876)     (1,876)
                                 ------------  ---------
Balances, June 30, 1997........   $  (15,693)  $  48,987
                                 ------------  ---------
                                 ------------  ---------

  The accompanying notes are an integral part of these consolidated financial statements

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                         YEARS ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..........................................................................  $  (1,876) $  (5,465) $  (4,051)
Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of deferred compensation.........................................        199        104         --
    Depreciation and amortization.................................................        889        346        186
    Provision for uncollectable accounts..........................................        (31)        68         --
    Loss on write-off of fixed assets.............................................         38          3         --
    Provision for excess and obsolete inventory...................................         57         --         --
    Write-off of acquired in-process research and development.....................         --      2,791         --
    Changes in operating assets and liabilities:
      Accounts receivable.........................................................     (1,227)      (685)       371
      Inventory...................................................................     (1,074)      (281)      (198)
      Prepaid expenses and other current assets...................................       (533)      (351)       (37)
      Intangible and other assets.................................................        (69)        (3)        --
      Accounts payable............................................................       (110)      (202)        38
      Accrued liabilities.........................................................        152        565         54
      Deferred revenue............................................................       (100)      (133)      (133)
      Other long-term liabilities.................................................        (25)        --         --
                                                                                    ---------  ---------  ---------
        Net cash used in operating activities.....................................     (3,710)    (3,243)    (3,770)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities........................................    (54,335)   (21,450)        --
Proceeds from sales and maturities of available-for-sale securities...............     39,467         --         --
Acquisition of property and equipment.............................................     (2,018)      (337)      (513)
Acquisition of patents............................................................         --         --        (85)
Disposal of fixed assets..........................................................         63         39          9
Cash received on acquisition of Adjacent Surgical, Inc. (Note 3)..................         --         21         --
                                                                                    ---------  ---------  ---------
        Net cash used in investing activities.....................................    (16,823)   (21,727)      (589)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series C convertible redeemable preferred stock.........         --         --      6,309
Proceeds from issuance of Series D convertible redeemable preferred stock.........         --      1,754         --
Proceeds from issuance of common stock, net of issuance costs.....................        202     46,938         14
Proceeds from payment on shareholders notes receivable............................         27          8         --
Principal payments on note payable................................................         --       (140)        (3)
Proceeds from bank borrowings.....................................................         --        787        300
Principal payments on bank borrowings.............................................       (135)      (579)       (21)
                                                                                    ---------  ---------  ---------
        Net cash provided by financing activities.................................         94     48,768      6,599
                                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............................    (20,439)    23,798      2,240
Cash and cash equivalent, beginning of year.......................................     28,339      4,541      2,301
                                                                                    ---------  ---------  ---------
Cash and cash equivalents, end of year............................................  $   7,900  $  28,339  $   4,541
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Cash paid during the period for:
    Interest......................................................................  $      51  $      37  $      22
    Taxes.........................................................................  $       1  $       1  $       1
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for notes receivable.....................................  $      11  $      --  $      63
Repurchase of common stock for notes receivable...................................  $       9  $      --  $      14
Unrealized gain(loss) on available-for-sale securities............................  $      39  $       1  $      --

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

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    EMPLOYEE STOCK PLANS:

    The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based plans and is effective for fiscal years beginning after December 15, 1995. The Company is continuing to account for its employee stock plans in accordance with the provisions of APB 25, and has provided pro forma disclosure in Note 11 as if the measurement provisions of SFAS No. 123 had been adopted.

    REVENUE RECOGNITION:

    The Company recognizes revenue from product sales upon shipment of product and when title passes to its customer. Allowances are provided for estimated returns. Revenue from guaranteed payments is recognized in the period received according to the terms and conditions of a distributor agreement.

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

    In March 1994, the Company entered into a distribution agreement with United States Surgical Corporation ("USSC") providing USSC with limited exclusive rights to distribute the Company's balloon dissection systems in the hernia repair market in both the United States and certain international countries. In fiscal 1997, 1996, and 1995, sales to USSC, which include sales to Autosuture, Inc., a subsidiary of USSC, represented approximately 27%, 92% and 75%, respectively, of the Company's sales. In November 1996, the Company terminated its distribution agreement with USSC.

    In December 1996, the Company entered a five year OEM supply agreement (the "Expanded EES Agreement") with Ethicon Endo-Surgery, Inc. ("EES"), a Johnson & Johnson ("JNJ") company, pursuant to which GSI granted EES worldwide sales and marketing rights to sell the Spacemaker-TM- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. Under the Expanded EES Agreement, GSI will manufacture certain products and EES will market and distribute these products in the hernia and USI markets. EES made guaranteed payments of $1.5 million, $1.5 million and $1.9 million in the second, third and fourth quarters of fiscal year 1997 which represents a combination of purchased products and margin guarantees under the Expanded EES Agreement. Sales and guaranteed payments from EES represented approximately 65% of the Company's 1997 revenues. There can be no assurance that EES's manufacturing, marketing or distribution efforts will be successful. EES's failure to achieve certain levels of sales growth or orders could have a material adverse effect on the Company's business, financial condition and results of operations.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The Company maintains its cash balances in demand accounts primarily with one financial institution. For its accounts receivable, management of the Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts. Historically the Company has not experienced significant losses related to individual customers or groups of customers in any particular geographic area. At June 30, 1997 and 1996, one distributor accounted for approximately 93% and 91%, respectively, of accounts receivable.

    FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying values of the equipment loan and line of credit approximate fair values. Estimated fair values for available-for-sale securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

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

    NET LOSS PER SHARE:

    The net loss per share is computed using the weighted average number of shares of common stock outstanding for all periods presented. Common equivalent shares from stock options and convertible redeemable preferred stock are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the period beginning twelve months prior to the initial filing of the Company's initial public offering at prices substantially below the initial public offering price have been included in the calculation as if they were outstanding for all periods prior to the effective date of the initial public offering (using the treasury stock method and the assumed initial public offering price).

    RECENT PRONOUNCEMENTS:

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for the Company's 1998 fiscal year. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. FAS 128 is not expected to have a material impact on the Company's earnings per share amounts.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company's 1999 fiscal year, with

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to impact the Company's results of operations.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. The new standard becomes effective for the Company's 1999 fiscal year, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

3. ACQUISITION:

    In February 1996, the Company acquired substantially all of the assets of Adjacent Surgical, Inc., a development stage enterprise engaged in research and development for vascular devices. Certain shareholders of Adjacent Surgical, Inc. also serve as Directors and are also shareholders of the Company. Consideration paid consisted of the issuance of 254,027 shares of the Company's common stock and 111,357 shares of the Company's Series C convertible redeemable preferred stock.

    The acquisition was accounted for using the purchase method of accounting, and, accordingly, its operations have been included with those of the Company since the date of acquisition. The fair market value of the assets acquired, liabilities assumed and consideration paid is as follows (IN THOUSANDS):

Assets acquired:
  Prepaid expenses......................................................................................  $       4
  Fixed assets, net.....................................................................................         68
  In-process research and development...................................................................      2,791
Liabilities assumed:
  Accounts payable and other liabilities................................................................       (519)
  Notes payable.........................................................................................       (409)
Consideration paid:
  Issuance of Series C convertible redeemable preferred stock...........................................       (568)
  Issuance of common stock..............................................................................     (1,388)
                                                                                                          ---------
    Cash received.......................................................................................  $      21
                                                                                                          ---------
                                                                                                          ---------

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

4. AVAILABLE-FOR-SALE SECURITIES:

    As of June 30, 1997, available-for-sale securities consisted of the following (IN THOUSANDS):

                                             AMORTIZED   UNREALIZED GAINS    ESTIMATED    MATURITY
                                               COST          (LOSSES)       FAIR VALUE     DATES
                                            -----------  -----------------  -----------  ----------
Obligations of federal government
  agencies................................   $   2,000       $      (2)      $   1,998         3/98
Corporate obligations, principally
  commercial paper and corporate notes....      33,870             (37)         33,833    7/97-6/98
                                            -----------            ---      -----------
                                             $  35,870       $     (39)      $  35,831
                                            -----------            ---      -----------
                                            -----------            ---      -----------

    As of June 30, 1996, available-for-sale securities consisted of the following (IN THOUSANDS):

                                                         AMORTIZED   UNREALIZED GAINS    ESTIMATED
                                                           COST          (LOSSES)       FAIR VALUE
                                                        -----------  -----------------  -----------
Obligations of federal government agencies............   $   3,021       $  --           $   3,021
Corporate obligations, principally commercial paper
  and corporate notes.................................      18,429               1          18,430
                                                        -----------            ---      -----------
                                                         $  21,450       $       1       $  21,451
                                                        -----------            ---      -----------
                                                        -----------            ---      -----------

    During 1997 and 1996, there were no realized gains or losses on the disposal of available-for-sale securities.

5. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (IN THOUSANDS):

                                                                                   JUNE 30,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Equipment..................................................................  $   1,074  $     590
Furniture and fixtures.....................................................        436        218
Tooling....................................................................        277        302
Leasehold improvements.....................................................      1,152         46
                                                                             ---------  ---------
                                                                                 2,939      1,156
Less accumulated depreciation and amortization.............................       (688)      (454)
                                                                             ---------  ---------
                                                                             $   2,251  $     702
                                                                             ---------  ---------
                                                                             ---------  ---------

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

6. INVENTORIES:

    Inventories comprise (IN THOUSANDS):

                                                                                     JUNE 30,
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
Raw materials................................................................  $     706  $     387
Work in progress.............................................................         43        153
Finished goods...............................................................        968        160
                                                                               ---------  ---------
                                                                               $   1,717  $     700
                                                                               ---------  ---------
                                                                               ---------  ---------

7. INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets comprise (IN THOUSANDS):

                                                                                     JUNE 30,
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
Patents                                                                        $     360  $     360
Other........................................................................         75          6
                                                                               ---------  ---------
                                                                                     435        366
Less accumulated amortization................................................       (174)      (102)
                                                                               ---------  ---------
                                                                               $     261  $     264
                                                                               ---------  ---------
                                                                               ---------  ---------

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

9. BANK BORROWINGS:

    On March 25, 1996, the Company entered into a loan agreement with a financial institution which provides for two equipment loans of $300,000 and $700,000 with interest at the bank's prime rate plus 1.75% (10.25% at June 30, 1997) and 1.25% (9.75% at June 30, 1997), respectively. The note for $300,000 matures September 30, 1998 and the note for $700,000 matures on June 30, 2000. The bank borrowings are collateralized by substantially all of the Company's assets. In addition, the Company is required to

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

9. BANK BORROWINGS: (CONTINUED)
maintain certain restrictive financial covenants. Future minimum payments under the loans are as follows (IN THOUSANDS):

YEAR ENDING JUNE 30,
----------------------------------------------------------------------------------
1998..............................................................................  $     167
1999..............................................................................        103
2000..............................................................................         82
                                                                                    ---------
                                                                                          352
Less current portion..............................................................       (167)
                                                                                    ---------
                                                                                    $     185
                                                                                    ---------
                                                                                    ---------

    Also on March 25, 1996, the Company entered into a line of credit agreement with a bank for $1.5 million. This line of credit was due on March 24, 1997, and was extended on this date, with a new interest rate at the bank's prime rate (8.50% at June 30, 1997). The line of credit is due on March 24, 1998 and is collateralized by substantially all of the Company's assets. The Company is subject to certain financial covenants including minimum tangible net worth and a minimum quick ratio. There are no amounts outstanding under the line of credit at June 30, 1997, with $1.5 million available for future use.

10. COMMITMENTS:

    LEASE AGREEMENTS:

    The Company leases its facilities under a noncancelable operating lease that expires on April 20, 2004. The Company is responsible for certain taxes, maintenance costs and insurance under the lease. Future minimum rental payments under the lease are as follows (IN THOUSANDS):

YEAR ENDING JUNE 30,
-------------------------------------------------------------------------------------
  1998...............................................................................  $     632
  1999...............................................................................        864
  2000...............................................................................        986
  2001...............................................................................      1,013
  2002...............................................................................      1,041
  Thereafter.........................................................................      1,949
                                                                                       ---------
                                                                                       $   6,485
                                                                                       ---------
                                                                                       ---------

    Rent expense for the years ended June 30, 1997, 1996 and 1995 was $600,645, $486,721 and $333,869, respectively.

    OTHER COMMITMENTS:

    In 1992, the Company entered into a royalty agreement to obtain technology which provides for royalties of 4% of the sales price for products which utilize this technology. Amounts charged to operations for the years ended June 30, 1997, 1996, and 1995 were $366,929, $156,619, and $79,666, respectively.

    Also, in 1994 in conjunction with obtaining technology for issuance of preferred stock, the Company entered into a royalty agreement which provides for royalties of 4% of net sales for products which utilize

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

10. COMMITMENTS: (CONTINUED)
this technology through 2001. Minimum royalties under the agreement are $25,000, $62,500, $75,000 and $37,500 for the years ending June 30, 1998, 1999, 2000 and
2001, respectively.

    CONTINGENCIES:

    In May 1996, the Guidant Corporation unit of Origin MedSystems, Inc. ("Origin") filed an action against GSI in the U.S. District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apparatus and Method for Peritoneal Retraction." GSI also filed an action against Origin in the U.S. District Court for the Northern District of California alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. Discovery is ongoing and Management believes it has meritorious defenses in relation to the action.

    One of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin Medsystems, Inc. ("Origin"), a competitor of the Company. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in this interference proceeding until 1998 and, while the Company believes it will be successful in this interference proceeding, there can be no assurance of such success.

    No accrual for the above matters has been made in the accompanying consolidated financial statements as the ultimate outcomes of the litigation and dispute presently are not determinable. The litigation and dispute are subject to inherent uncertainties and thus, there can be no assurance that the litigation or dispute will be resolved favorably to the Company or that the will not have a material adverse effect on the Company's financial position or results of operations.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

11. SHAREHOLDERS' EQUITY:

    INITIAL PUBLIC OFFERING:

    In May 1996, the Company completed its initial public offering of 3,450,000 shares of common stock at $15.00 per share. The Company received proceeds of approximately $46.9 million (net of underwriting discounts and commissions). In connection with the offering, all shares of convertible redeemable preferred stock, totaling 5,833,698 shares, were converted into 5,833,698 shares of common stock.

    PREFERRED STOCK:

    During 1996, the Company amended its Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred stock is issuable in series and the Company's Board of Directors is authorized to determine the rights, preferences and terms of each series. As of June 30, 1997, the Company had no shares issued and outstanding.

    COMMON STOCK SPLIT:

    In March 1996, the Board of Directors approved a 1.37 to 1 stock split of its common stock and preferred stock. All share and per share information in the accompanying financial statements have been restated to give retroactive recognition to the stock split for all periods presented.

    COMMON STOCK:

    The Company has issued through June 30, 1997 shares of its common stock to the founders and key employees of the Company under stock purchase agreements. Certain stock purchase agreements (the Agreements) contain provisions for the repurchase of common stock by the Company in the event of termination of employment during the vesting period following the date of employment. Generally, 25% of the shares of common stock purchased under the Agreements are released from the Company's repurchase option at the end of twelve months from a participant's hiring date with the remaining shares being released from
repurchase ratably over the next 36 months. At June 30, 1997,    shares are
subject to repurchase under the Agreements. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of any class of stock outstanding having priority rights as to dividends.

    In March 1996, the Board of Directors amended the Company's Articles of Incorporation, to increase the authorized number of shares of common stock to 50,000,000 shares.

    STOCK OPTION PLANS:

    1992 Stock Option Plan

    The Company has an Incentive Stock Option Plan (the Plan) under which 1,715,895 shares of common stock were originally reserved for issuance. In November 1996, an additional 400,000 shares were reserved, bringing the aggregate number of shares of common stock reserved for issuance to 2,115,895 as of June 30, 1997.

    Under the Plan, incentive options may be granted at prices not lower than fair market value at the date of grant or 110% of the fair market value if the optionee, immediately prior to the grant, owns stock representing 10% or more of the voting power or value of all securities. Nonstatutory options may be

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

11. SHAREHOLDERS' EQUITY: (CONTINUED)
granted at prices not lower than 85% of fair market value at the date of grant as determined by the Board of Directors. Options granted under the Plan are exercisable and vest at such times and under such conditions as determined by the Board. The options generally expire from five years to ten years from date of grant.

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

    Activity under the Plans is set forth below (IN THOUSANDS, EXCEPT PER SHARE
DATA):

                                                                                        OUTSTANDING OPTIONS
                                                                           ---------------------------------------------
                                                                SHARES                     WEIGHTED
                                                               AVAILABLE    NUMBER OF    AVERAGE PRICE   AGGREGATE PRICE
                                                               FOR GRANT     SHARES        PER SHARE       IN DOLLARS
                                                              -----------  -----------  ---------------  ---------------
Balances, June 30, 1994.....................................         271          330      $     .17        $      55
  Options granted...........................................        (205)         205      $     .33               68
  Options exercised.........................................                      (39)     $     .15               (6)
  Options terminated........................................          65          (65)     $     .22              (14)
                                                              -----------       -----          -----           ------
Balances, June 30, 1995.....................................         131          431      $     .24              103
  Increase in shares reserved...............................       1,263
  Options granted...........................................        (745)         745      $    1.91            1,421
  Options exercised.........................................                      (33)     $     .42              (14)
  Options terminated........................................          47          (47)     $    4.00             (188)
                                                              -----------       -----          -----           ------
Balances, June 30, 1996.....................................         696        1,096      $    1.21            1,322
  Increase in shares reserved...............................         400
  Options granted...........................................        (497)         497      $    8.65            4,299
  Options exercised.........................................                     (172)     $     .45              (78)
  Options terminated........................................          58          (58)     $    2.21              128)
                                                              -----------       -----          -----           ------
Balances, June 30, 1997.....................................         657        1,363      $    3.97        $   5,415
                                                              -----------       -----          -----           ------
                                                              -----------       -----          -----           ------

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

11. SHAREHOLDERS' EQUITY: (CONTINUED)
    At June 30, 1997, stock options outstanding are as follows (IN THOUSANDS, EXCEPT PER SHARE DATA):

                          OPTIONS OUTSTANDING
------------------------------------------------------------------------        OPTIONS EXERCISABLE
                                  WEIGHTED AVERAGE                        --------------------------------
    RANGE OF        NUMBER OF   REMAINING CONTRACTUAL  WEIGHTED AVERAGE     NUMBER OF    WEIGHTED AVERAGE
 EXERCISE PRICES     SHARES             LIFE            EXERCISE PRICE       SHARES       EXERCISE PRICE
-----------------  -----------  ---------------------  -----------------  -------------  -----------------
 $ 0.09--$ 0.55           439               7.3years       $    0.37              236        $    0.31
 $ 0.56--$ 3.64           381               8.3                 1.51              155        $    1.55
 $ 3.65--$ 8.50           247               9.3                 7.20               19        $    7.36
 $ 8.51--$12.25           295               9.5                 9.78               25        $    9.75
 $12.26--$22.25             1               8.9                17.50           --            $   22.25
                                             --
                        -----                                  -----              ---           ------
                        1,363               8.4            $    3.97              435        $    1.60
                                             --
                                             --
                        -----                                  -----              ---           ------
                        -----                                  -----              ---           ------

    At June 30, 1996, options to purchase 259,373 shares were exercisable at a weighted average exercise price of $0.50 per share.

    Compensation of approximately $600,000 has been attributed to stock options granted after May 1995 and prior to the sale of the Company's common stock in an initial public offering. The deferred compensation is being recognized as a charge to income over the period for which the related stock options become exercisable, which is generally four years. Amortization of the deferred compensation was approximately $199,055 and $103,536 during the years ended June 30, 1997 and 1996, respectively.

    PRO FORMA INFORMATION:

    Had compensation costs for options awarded in fiscal 1997 and 1996 been determined based on the fair value at the grant date consistent with the provisions of SFAS123, the Company's net loss and net loss per share would have resulted in the pro forma amounts indicated below (in thousands, except per share data):

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Actual net loss..........................................................  $  (1,876) $  (5,465)
Pro forma net loss.......................................................  $  (2,661) $  (5,724)

Actual net loss per share................................................  $    (.14) $    (.74)
Pro forma net loss per share.............................................  $    (.20) $    (.77)

    The above pro forma disclosures are not necessarily representative of the effects on reported net income (loss) in future years.

    In fiscal 1997 and 1996, the weighted average fair value of options granted during the year was $5.12 and $1.99, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 1997 and 1996: dividend yield of 0%, expected volatility of 62%, risk-free interest rate of between 6.00% and 6.69% at the date of grant, and an expected term of 5 years.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

11. SHAREHOLDERS' EQUITY: (CONTINUED)
    EMPLOYEE STOCK PURCHASE PLAN:

    In March 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the ESPP) and reserved 274,543 shares of common stock for issuance. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 95% of the lower of the fair market value on the specified purchase date or the beginning of the offering period. At June 30, 1997, 17,825 shares had been issued under the ESPP.

    COMMON STOCK PURCHASE RIGHTS:

    In May 1997, the Company distributed a dividend to shareholders comprised of a right to purchase one share of common stock (a "Right") for each outstanding share of common stock of the Company they hold. These rights do not become exercisable or transferable apart from the common stock until the Distribution Date which is either the tenth day after a person or group (a) acquires beneficial ownership of 15 percent or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the Company's common stock. After the Distribution Date, each Right will entitle the holder to purchase from the Company one share of common stock at a price of $35.00 per share.

    If the Company is acquired in a merger or other business combination transaction, or if 50 percent or more of its consolidated assets or earnings power is sold, each Right will entitle the holder to purchase at the exercise price that number of shares of the acquiring company having a then current market value of two times the exercise price of the Right. In the event that the Company is the surviving corporation in a merger and the Company's common stock remains outstanding, or in the event that an acquiring party engages in certain self-dealing transactions, each Right not owned by the acquiring party will entitle the holder to purchase at the exercise price that number of shares of the Company's common stock having a then current market value of two times the exercise price of the Right.

    The Rights are redeemable at the Company's option for $.01 per Right prior to becoming exercisable, may be amended at the Company's option on or prior to the Distribution Date and expire on May 8, 2007.

12. INCOME TAXES:

    At June 30, 1997 the Company has federal and state net operating loss carryforwards of $10.2 million and $3.8 million, respectively, which expire in the years 1998 - 2010.

    As a result of a change in ownership, as defined, federal and state net operating loss carryforwards of $6.0 million and $3.0 million respectively are subject to an annual limitation of $400,000.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

12. INCOME TAXES: (CONTINUED)
    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities, are as follows (IN THOUSANDS):

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards.......................................  $   3,685  $   3,055
  Capitalized research expenses..........................................        216        113
  Research and development credit carryforward...........................        138         78
  Accrued liabilities and other..........................................        159        286
  Valuation allowance....................................................     (4,198)    (3,532)
                                                                           ---------  ---------
                                                                           $  --      $  --
                                                                           ---------  ---------
                                                                           ---------  ---------

    In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that a benefit can be realized in the future due to the Company's recurring operating losses.

                                                                                    YEAR ENDED JUNE 30
                                                                           -------------------------------------
                                                                              1996         1995         1994
                                                                              -----        -----        -----
Income tax benefit at statutory rate.....................................         (34)%        (34)%        (34)%
Net operating loss not benefited.........................................          34           34           34
                                                                                   --           --           --
Effective tax rate.......................................................      --    %      --    %      --    %
                                                                                   --           --           --
                                                                                   --           --           --

13. RELATED PARTY TRANSACTIONS:

    The Company entered into certain product development arrangements with a sole proprietorship which is owned by a director of the Company. The Company has also entered into a royalty agreement with this sole proprietorship to obtain technology which provides for royalties of 1% - 4% of the sales price for products which utilize this technology. The Company has paid this sole proprietorship $190,485 and $223,368 in fiscal year 1997 and 1996, respectively.

14. SUBSEQUENT EVENTS:

    On September 26, 1997, the Company filed another claim against Origin alleging patent infringement of its patent for a method serial inflation of tissue dissectors (See Note 10).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENERAL SURGICAL INNOVATIONS, INC

                                By:            /s/ RODERICK A. YOUNG
                                     ------------------------------------------
                                                 Roderick A. Young
                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
Date: September 29, 1997                      CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roderick A. Young and Stephen J. Bonelli his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
    /s/ RODERICK A. YOUNG         Directors, Chief
------------------------------    Executive Officer         September 29, 1997
     (Roderick A. Young)          (principal executive
                                  officer)

   /s/ GREGORY D. CASCIARO
------------------------------  President, Chief Operating  September 29, 1997
    (Gregory D. Casciaro)         Officer and Director

                                Chief Financial Officer,
                                  Vice President of
    /s/ STEPHEN J. BONELLI        Finance and
------------------------------    Administration and        September 29, 1997
     (Stephen J. Bonelli)         Treasurer (principal
                                  financial and accounting
                                  officer)

    /s/ DAVID W. CHONETTE
------------------------------  Director                    September 29, 1997
     (David W. Chonette)

    /s/ THOMAS A. FOGARTY
------------------------------  Director                    September 29, 1997
     (Thomas A. Fogarty)

        /s/ PAUL GOELD
------------------------------  Director                    September 29, 1997
         (Paul Goeld)

       /s/ JAMES SULAT
------------------------------  Director                    September 29, 1997
        (James Sulat)

       /s/ MARK A. WAN
------------------------------  Director                    September 29, 1997
        (Mark A. Wan)

                  INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

    Our report on the financial statements of General Surgical Innovations, Inc. and Subsidiary is included on page 41 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 39 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
July 29, 1997

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 BALANCE AT     CHARGED IN
                                                                  BEGINNING      COSTS AND                      BALANCE AT
DESCRIPTION                                                       OF PERIOD      EXPENSES      DEDUCTIONS      END OF PERIOD
--------------------------------------------------------------  -------------  -------------  -------------  -----------------
Year ended June 30, 1997
  Allowance for doubtful accounts:............................    $      78      $  --          $     (31)       $      47
Year ended June 30, 1996
  Allowance for doubtful accounts:............................    $      17      $      68      $      (7)       $      78
Year ended June 30, 1995
  Allowance for doubtful accounts:............................    $      17      $  --          $  --            $      17