Form 10-K/A
period 1997-06-30
GENERAL SURGICAL INNOVATIONS INC
filed 1997-10-03
CIK 890763

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

                                 AMENDMENT NO. 1


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned Registrant hereby amends the Annual Report on Form 10-K for the fiscal year ended June 30, 1997 as set forth below.

    1. The Report of Independent Auditors on page 41 of the Form 10-K for the year ended June 30, 1997 is amended and restated as follows.

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

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
July 29, 1997, except for Note 14, as
  to which the date is September 29, 1997

    2. Notes 10 and 14 to the Consolidated Financial Statements are amended and restated as follows.

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

    No accrual for the above matters has been made in the accompanying consolidated financial statements as the ultimate outcomes of the litigation and dispute presently are not determinable. The litigation and dispute are subject to inherent uncertainties and thus, there can be no assurance that the litigation or dispute will be resolved favorably to the Company or that they will not have a material adverse effect on the Company's financial position or results of operations.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

14. SUBSEQUENT EVENTS:

    On September 25, 1997, the Company filed another claim against Origin alleging patent infringement of its patent for a method serial inflation of tissue dissectors (See Note 10).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GENERAL SURGICAL INNOVATIONS, INC

                              By:          /s/ STEPHEN J. BONELLI
                                  ----------------------------------------
                                             Stephen J. Bonelli
                                      CHIEF FINANCIAL OFFICER AND VICE
                                            PRESIDENT OF FINANCE

Date: October 3, 1997

                                    PART IV

     Item 14(a)(3) is hereby amended to amend and restate the following exhibit:

  EXHIBIT
  NUMBER      DESCRIPTION
-----------   -----------
   23.1       Consent of Coopers & Lybrand L.L.P., Independent Accountants.

     3. Exhibit 23.1, Consent of Coopers & Lybrand, LLP, Independent Accountants is amended and restated as follows.