Form 10-Q
period 1997-09-30
GENERAL SURGICAL INNOVATIONS INC
filed 1997-11-14
CIK 890763

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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

There were approximately 13,340,991 shares of Registrant's Common Stock issued and outstanding as of November 1, 1997.

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

                            QUARTERLY REPORT ON FORM 10-Q

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                  TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                           PART I.  FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements (Unaudited)
            Consolidated balance sheets at September 30, 1997
                and June 30, 1997 ........................................  3

            Consolidated statements of operations for the three months ended September 30, 1997 and September 30, 1996 ..........  4

            Consolidated statements of cash flows for the three months ended September 30, 1997 and September 30, 1996 ..........  5

            Notes to consolidated financial statements ...................  6

   Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations ...............................   8

                             PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings ............................................  20

   Item 2. Changes in Securities and Use of Proceeds ....................  21

   Item 3. Defaults Upon Senior Securities ..............................  21

   Item 4. Submission of Matters to a Vote of Security Holders ..........  21

   Item 5. Other Information ............................................  21

   Item 6. Exhibits and Reports on Form 8-K .............................  22

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   September, 30    June, 30
                                                                                        1997          1997
                                                                                   -------------    --------
                                                                                    (Unaudited)
                                                    ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .        $  4,753      $  7,900
  Available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . . .          38,292        35,831
  Accounts receivable, net of allowance for doubtful accounts of
     $63 on September 30, 1997 and $47 on June 30, 1997. . . . . . . . . . . .           1,451         2,131
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,489         1,717
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . .           1,161           971
                                                                                      --------      --------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,146        48,550

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . .           2,346         2,251
Intangible and other assets, net . . . . . . . . . . . . . . . . . . . . . . .             245           261
                                                                                      --------      --------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 49,737      $ 51,062
                                                                                      --------      --------
                                                                                      --------      --------

                                                 LIABILITIES
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    609      $    504
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             785         1,044
  Bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             167           167
                                                                                      --------      --------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           1,561         1,715

Bank borrowings, less current portion. . . . . . . . . . . . . . . . . . . . .             143           185
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .             196           175
                                                                                      --------      --------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,900         2,075
                                                                                      --------      --------

                                             SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value:
   Authorized: 2,000,000 shares; issued and outstanding: none
Common stock, $.001 par value:
   Authorized:  50,000,000 shares; issued and outstanding 13,340,133
   on September 30, 1997 and 13,290,644 on June 30, 1997 . . . . . . . . . . .              13            13
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .          65,114        65,089
Notes receivable from shareholders . . . . . . . . . . . . . . . . . . . . . .             (87)          (87)
Deferred compensation, net . . . . . . . . . . . . . . . . . . . . . . . . . .            (263)         (297)
Unrealized gain (loss) on available-for-sale securities. . . . . . . . . . . .              13           (38)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (16,953)      (15,693)
                                                                                      --------      --------
  Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .          47,837        48,987
                                                                                      --------      --------
          Total liabilities and shareholders' equity . . . . . . . . . . . . .        $ 49,737      $ 51,062
                                                                                      --------      --------
                                                                                      --------      --------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          Three Months Ended
                                                             September 30,
                                                        ----------------------
                                                          1997          1996
                                                        --------      --------
Sales. . . . . . . . . . . . . . . . . . . . . .        $  1,567      $  2,470
Guaranteed payments. . . . . . . . . . . . . . .             775          -
                                                        --------      --------
Total revenue. . . . . . . . . . . . . . . . . .           2,342         2,470

Cost of sales. . . . . . . . . . . . . . . . . .             956           993
                                                        --------      --------
     Gross profit. . . . . . . . . . . . . . . .           1,386         1,477
                                                        --------      --------

Operating Expenses:
  Research and development . . . . . . . . . . .             765           462
  Sales and marketing. . . . . . . . . . . . . .           1,126         1,108
  General and administrative . . . . . . . . . .           1,346           723
                                                        --------      --------
  Total operating expenses . . . . . . . . . . .           3,237         2,293
                                                        --------      --------
  Operating loss . . . . . . . . . . . . . . . .          (1,851)         (816)
Interest income. . . . . . . . . . . . . . . . .             603           625
Interest expense . . . . . . . . . . . . . . . .             (12)          (12)
Other income (expense) . . . . . . . . . . . . .               -           (26)
                                                        --------      --------
  Net loss . . . . . . . . . . . . . . . . . . .        $ (1,260)     $   (229)
                                                        --------      --------
                                                        --------      --------

Net loss per share . . . . . . . . . . . . . . .        $  (0.09)     $  (0.02)
                                                        --------      --------
                                                        --------      --------

Shares used in computing net loss per share. . .          13,314        13,147
                                                        --------      --------
                                                        --------      --------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED,
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                ------------------------
                                                                                  1997             1996
                                                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,260)       $   (229)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
  Amortization of deferred compensation. . . . . . . . . . . . . . . . . . . .         34             50
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .        282            102
  Provision for uncollectable accounts . . . . . . . . . . . . . . . . . . . .         16            (28)
  Loss on write-off of fixed assets. . . . . . . . . . . . . . . . . . . . . .          -             26
  Provision for excess and obsolete inventory. . . . . . . . . . . . . . . . .         (4)             -
  Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .        664            223
       Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        232           (190)
       Prepaid expenses and other current assets . . . . . . . . . . . . . . .       (190)           209
       Intangible and other assets . . . . . . . . . . . . . . . . . . . . . .         (2)             -
       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        105           (137)
       Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       (273)           104
       Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -            (33)
                                                                                --------        --------
                    Net cash generated by (used in) operating activities . . .       (396)            97
                                                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . . . . . . . . . . . . . . . . .     (6,060)        (7,924)
Proceeds from sales and maturities of available-for-sale securities. . . . . .      3,542              -
Acquisition of property and equipment. . . . . . . . . . . . . . . . . . . . .       (211)           (78)
                                                                                --------        --------
                    Net cash used in investing activities. . . . . . . . . . .     (2,729)        (8,002)
                                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . .         25             36
Payments on capital lease obligations. . . . . . . . . . . . . . . . . . . . .         (5)             -
Principal payments on bank borrowings. . . . . . . . . . . . . . . . . . . . .        (42)           (29)
                                                                                --------        --------
                   Net cash generated by (used in) financing activities. . . .        (22)             7
                                                                                --------        --------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . .     (3,147)        (7,898)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . .      7,900         28,339
                                                                                --------        --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .   $  4,753       $ 20,441
                                                                                --------        --------
                                                                                --------        --------
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     12        $    10
  Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      -        $     -

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for notes receivable. . . . . . . . . . . . . . . . .   $      -         $   11
Repurchase of common stock for notes receivable. . . . . . . . . . . . . . . .   $      -         $    -
Change in unrealized gain on available-for-sale securities . . . . . . . . . .   $     51         $    2
Property acquired under capital leases . . . . . . . . . . . . . . . . . . . .   $     40         $    -


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation:

         The accompanying unaudited consolidated financial statements as of September 30, 1997 of General Surgical Innovations, Inc. (the "Company") and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998, or any future interim period.

         These financial statements and notes should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

2.       Reclassification:

         Certain amounts in the financial statements have been reclassified to conform with current year's presentation. These reclassifications had no impact on previously reported working capital, operating income, or net income.

3.       Net Loss Per Share:

         Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options are excluded from the computation as their effect is antidilutive.

4.       Inventories:

    Inventories comprise (IN THOUSANDS):

                                    Sept. 30,   June 30,
                                      1997        1997
                                     ------      ------
                                   (unaudited)

Raw materials .....................  $  685      $  706
Work in progress...................     144          43
Finished goods ....................     660         968
                                     ------      ------
                                     $1,489      $1,717
                                     ------      ------
                                     ------      ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, market demand for the Company's products, the Company's ability to shift market focus successfully, fluctuations in revenues among different product lines and markets, the timing and number of orders and shipments, distribution efforts by Ethicon-Endo Surgery, Inc. ("EES"), a Johnson & Johnson company, EES's success in achieving certain levels of sales growth, the performance of the Company's new corporate partnering relationships, the Company's ability to establish and develop other new corporate partnering relationships, the timely development and market acceptance of new products and surgical procedures, the impact of competitive products and pricing, results of ongoing litigation, the Company's ability to further expand into international markets, approval of its products by government agencies such as the United States Food and Drug Administration, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein. The factors listed below under "Factors Affecting Future Results," as well as other factors, have in the past affected, and could in the future affect, the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward-looking statements contained in the following discussion.

     References made in this Quarterly Report on Form 10-Q to "General Surgical Innovations, Inc.," the "Company" or the "Registrant" refer to General Surgical Innovations, Inc. and its subsidiary. The following General Surgical Innovations, Inc. trademarks are mentioned in this Quarterly Report:
SPACEMAKER-Registered Trademark-, registered trademark of the Company; ENDOSAPH-TM-, SAPHtrak-TM-, SPACEKEEPER-TM- and Knotmaker-TM-, trademark of the Company.

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

     In March 1994, the Company entered into a distribution agreement with U.S. Surgical Company ("USSC") providing USSC with limited exclusive rights to distribute the Company's balloon dissection systems in the hernia repair market in both the United States and certain international countries. In November 1996, the Company terminated its distribution agreement with USSC.

     In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with EES, pursuant to which GSI granted EES worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. Under the Expanded EES Agreement, EES has begun selling GSI's dissector for hernia repair. EES made guaranteed payments of $4.9 million in fiscal year 1997, and an additional payment in lieu of product purchases in the amount of $775,000 in the first quarter of fiscal year 1998.

     Additional sales in the United States (other than for hernia and USI applications) are currently made through distributors and a small direct sales force. The Company currently sells its products (other than for hernia and USI applications) in international markets through a limited number of distributors, which resell to surgeons and hospitals. The Company plans to increase its direct sales force in the United States and may seek to establish a direct sales force in one or more other countries in the future. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

     To date, almost all of the sales to distributors and by the Company's direct sales force have been for use in hernia repair procedures. While the Company has developed or is developing balloon dissection systems for vascular, urinary stress incontinence, plastic surgery and orthopaedic applications, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through fiscal 1998.

     The Company has acquired rights to a significant number of patents from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products. The Company has also acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments, including the KnotMaker product and the balloon valve trocar. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and results of operations.

     The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through June 30, 1998. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of balloon dissection systems for other applications, the Company anticipates that it will be required to make significant additional expenditures in sales and marketing and research and development (including marketing-related clinical evaluations). In addition, the Company has experienced higher administration expenses since its initial public offering resulting from its obligations as a public reporting company and defense of its patents.

     The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including fluctuations in purchases of the Company's products by its distributors, its distributors' ability to achieve certain levels of sales growth, the status of the Company's relationship with EES and other partners, the Company's ability to sell its line of cardiovascular products, fluctuations in revenues among different product lines and markets, the mix of sales among the distributors and the Company's direct sales force, timing of new product introductions or transitions to new products, the margins recognized from products for various surgical procedures, the progress of marketing-related clinical evaluations, sales of competitive products and the introduction of new products from competitors (including pricing pressures), activities related to patents and patent approvals (including litigation) and regulatory and third-party reimbursement matters, and the timing of research and development expenses (including marketing-related clinical evaluations). In addition, the Company's results of operations could be affected by the expansion of the Company's distributor network, the ability of the Company's distributors to effectively promote the Company's products and the ability of the Company to quickly and cost effectively increase its direct domestic sales force. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

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

     In October 1997, the Company received its CE mark certification, pursuant to the Medical Devices Directive, which enables the Company to affix CE marking on its products and continue selling its products within the European Economic Area.

RESULTS OF OPERATIONS

     REVENUE. Total revenue decreased by 5% to approximately $2.3 million for the quarter ended September 30, 1997 from $2.5 million for the same period in 1996. This decrease was due to slower-than-expected sales to EES of the SPACEMAKER-Registered Trademark- I and II platforms for the hernia market. The Company believes that its sales results will fluctuate from quarter to quarter during at least the next several quarters.

     COST OF SALES. Cost of sales decreased by 4% to approximately $956,000 for the quarter ended September 30, 1997 from $993,000 for the same period in 1996. This decrease in absolute dollars was related to lower unit sales in the quarter ended September 30, 1997, as compared to the previous period. Cost of sales increased as a percentage of sales to 61% for the quarter ended September 30, 1997 from 40% for the quarter ended September 30, 1996. This increase was primarily a result of under-utilized manufacturing capacity, the cost of which was allocated among fewer unit sales.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which include expenditures for marketing-related clinical evaluations and regulatory expenses, increased by 66% to $765,000 in the quarter ended September 30, 1997 from $462,000 for the same period in 1996 and increased as a percentage of revenue to 33% in the quarter ended September 30, 1997 from 19% in the quarter ended September 30, 1996 as a result of increased spending on new product development.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 35% to approximately $2.5 million for the quarter ended September 30, 1997 from $1.8 million for the quarter ended September 30, 1996 primarily due to increased legal expenses related to intellectual property litigation.

     INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE). Interest and other income (net of expense) increased to $591,000 for the quarter ended September 30, 1997 from $587,000 for the quarter ended September 30, 1996. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $17.0 million at September 30, 1997. The Company has funded its operations primarily through the sale of equity securities. From its inception through September 30, 1997 the Company raised approximately $15.5 million through the private placement of equity securities and approximately $46.9 million (net of underwriting discounts and commissions) in an initial public offering.

     As of September 30, 1997 the Company's principal source of liquidity consists of cash, cash equivalents and available-for-sale securities of $43.0 million. In addition, the Company has a bank line of credit available for $1,500,000. As of September 30, 1997, the Company has no amounts outstanding under this line. The Company also has an equipment loan with an outstanding balance of approximately $310,000.

     The Company expects to incur substantial additional costs, including costs related to patent litigation, increased sales and marketing activities, increased research and development, expenditures in connection with seeking regulatory approvals and conducting additional marketing-related clinical evaluations, capital equipment and other costs associated with expansion of the Company's manufacturing capabilities. The Company believes that its current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through at least calendar 1998. The Company may seek additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that additional financing, if sought, will be available on satisfactory terms or at all.

RECENT PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments or contributions by shareholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

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

     LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES. The Company was organized in April 1992 and began commercially shipping its first SPACEMAKER-Registered Trademark- products in September 1993. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of September 30, 1997, the Company had an accumulated deficit of $17.0 million. The Company's net operating losses for the fiscal years ending June 30, 1995, 1996 and 1997 and for the quarter ended September 30, 1997 were $4.1 million, $5.5 million, $1.9 million and $1.3 million, respectively. The Company expects to continue to incur operating losses on a quarterly and annual basis through at least fiscal year 1998. Due to the Company's limited operating history, there can be no assurance of sales growth or profitability in the future. The Company intends to increase its investments in research and development, sales and marketing, marketing-related clinical evaluations and related infrastructure. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if sales do not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must respond to competitive developments, continue to attract, retain and motivate qualified persons and successfully commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

     DEPENDENCE UPON BALLOON DISSECTION PRODUCTS; RISK OF TECHNOLOGICAL OBSOLESCENCE. All of the Company's sales since inception have been derived from sales of its balloon dissection products, with a substantial portion derived from sales for hernia repair procedures. Failure of the Company to develop and successfully commercialize balloon dissection products for applications other than hernia repair could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company's products depends on the market acceptance of and demand for the Company's products and related procedures, the nature of the technological advances inherent in the product designs, reduction in patient trauma or other benefits provided by such products, results of marketing-related clinical evaluations, continued adoption of minimally invasive surgery ("MIS") procedures by surgeons, reimbursement for the Company's products by health care payors and the Company's receipt of regulatory approvals. There can be no assurance that the Company's products will have the required technical characteristics, that the Company's products will provide adequate patient benefits, that marketing-related clinical evaluations results will be favorable, that surgeons will continue to adopt MIS procedures, that recently-introduced products or future products of the Company or related procedures will gain market acceptance, or that required regulatory approvals will be obtained. The failure to achieve any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent demand for the Company's balloon dissection systems for hernia repair declines and the Company's newly-introduced products are not commercially accepted or its existing products are not developed for new procedures, there could be a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     DEPENDENCE ON KEY DISTRIBUTORS. In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with EES, pursuant to which GSI granted EES worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. The Expanded EES Agreement supersedes the June 1996 licensing agreement between the Company and EES. Under the Expanded EES Agreement, EES was obligated to make $4.9 million in guaranteed payments to the Company during the year ended June 30, 1997, but is not obligated to make any further guaranteed payments. There can be no assurance that EES's manufacturing, marketing or distribution efforts will be successful. EES's failure to achieve certain levels of sales growth or product orders could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company intends to establish additional distributorships in the United States for products in areas other than hernia repair and urinary stress incontinence, there can be no assurance that such efforts will be successful. Failure to add additional distributors to its distribution network in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's products are currently sold internationally to general surgeons and specialists through EES and independent distributors in Europe, Asia, Latin America and the Middle East. In June 1997, GSI entered into an exclusive agreement with Japan Lifeline to market and distribute in Japan GSI's balloon dissection systems for use in vascular procedures. Japan Lifeline is expected to begin distribution of the GSI balloon dissection systems following receipt of the Japanese Ministry of Health and Welfare approval, which the Company expects will occur in early 1998.

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

     LIMITED MARKETING AND DIRECT SALES EXPERIENCE. The Company has only limited experience marketing and selling its products through its direct sales force, and has sold its products in commercial quantities through its direct sales force to the hernia market and, to a lesser degree, to the cardiovascular and cosmetic and reconstructive surgery markets. Establishing marketing and sales capability sufficient to support sales in commercial quantities for the cardiovascular market targeted by the Company will require significant resources. There can be no assurance that the Company will be able to recruit and retain additional qualified marketing or sales personnel, or that future sales efforts of the Company will be successful. In markets other than cardiovascular, the Company intends to establish partnership relationships with additional distribution partners, and there can be no assurance that the Company will be successful in establishing such partnership relationships on commercially reasonable terms, if at all. The failure to establish and maintain an effective distribution channel for the Company's products, or establish and retain qualified and effective sales personnel to support commercial sales of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     UNCERTAINTY OF MARKET ACCEPTANCE; NO ASSURANCE OF CLINICAL ADVANTAGE. The Company's success is substantially dependent upon the success of its SPACEMAKER-Registered Trademark- balloon dissection products. The Company believes that market acceptance of the Company's products will depend on the Company's ability to provide evidence to the medical community of the safety, efficacy, clinical advantage and cost-effectiveness of its products and the procedures in which these products are intended to be used. Market acceptance is also dependent on the adoption of laparoscopic techniques generally and the conversion of non-balloon dissection techniques to balloon dissection techniques specifically. To date, the Company's products have only been used to treat a limited number of patients and the Company has limited long-term outcomes data. If the Company is not able to demonstrate consistent clinical benefits resulting from the use of its products (including reduced procedure time, reduced patient trauma and lower costs), the Company's business, financial condition and results of operations could be materially and adversely affected.

     The Company further believes that the ability of health care providers to obtain adequate reimbursement for procedures using the Company's SPACEMAKER-Registered Trademark- balloon dissector products and related instruments will be critical to market acceptance of the Company's products. Although the Company believes that procedures using its balloon dissection products currently may be reimbursed in the United States under certain existing procedure codes, there can be no assurance that such procedure codes will remain available or that reimbursement under these codes will be adequate. The Company has limited experience in obtaining third-party reimbursement, and the failure to obtain reimbursement for some or all of its products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations,"

     The Company introduced its balloon dissectors in late 1993 and to date there has been relatively little education among surgeons about the benefits of balloon dissection technology. Further, due to the novelty of balloon dissection procedures, many surgeons and surgeons' assistants have not developed the requisite skills to perform balloon dissection procedures. To the extent that laparoscopic techniques are adopted slowly, that balloon dissectors are incorporated into laparoscopic techniques less often or that surgeons are unwilling or unable to develop the skills necessary to utilize balloon dissectors, the Company's business, financial condition and results of operations could be materially adversely affected.

     FLUCTUATIONS IN QUARTERLY RESULTS. Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) new product introductions by the Company and its competitors and fluctuations in revenues among different product lines and markets, (ii) purchases of the Company's products by EES and other distributors, (iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (iv) the sales efforts of the Company's distributors, (v) the mix of sales among distributors and the Company's direct sales force, (vi) timing of patent and regulatory approvals, if any, (vii) timing and growth of operating expenditures, (viii) timing of research and development expenses, including marketing-related clinical evaluation expenditures, (ix) intellectual property litigation and (x) general market conditions. In the past, the Company's sales were highly dependent upon the marketing efforts and success of United States Surgical Corporation, which was the Company's major distributor until the relationship was mutually terminated in November 1996. In December 1996, the Company entered into the Expanded Ethicon Agreement, pursuant to which GSI granted EES worldwide sales and marketing rights to sell the SPACEMAKER-TM- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence markets. The Company's sales in any period will be highly dependent upon the marketing efforts and success of EES, which are not within the control of the Company. EES made approximately $4.9 million in guaranteed payments to the Company in fiscal year 1997, which constituted 54% of revenues for fiscal year 1997. EES is not obligated to make any such guaranteed payments in future quarters. The Company anticipates that sales to EES will fluctuate in the future. Failure by EES to achieve certain levels of sales growth or purchases could adversely affect the Company's operating results. In addition, announcements or expected announcements by the Company, its competitors or its distributors of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible to make. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis, if at all, or that its growth, if any, will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties.

     In May 1996, the Guidant Corporation unit of Origin MedSystems, Inc. ("Origin"), a competitor of the Company, filed an action against GSI in the U.S. District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apparatus and Method for Peritoneal Retraction." In June, 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. In addition, on September 26, 1997, the Company filed another action against Origin alleging patent infringement of its patent for a method of serial inflation of tissue dissectors. A decision against the Company in any of these actions could have a material adverse effect on the Company's business, financial condition or results of operations.

     One of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in this interference proceeding until calendar year 1998. Failure of the Company to prevail in such interference proceeding would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     ROYALTY PAYMENT OBLIGATIONS. The Company has acquired a significant number of patent rights from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products. The Company has also acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and results of operations. There can be no assurance that the Company will be able to continue to satisfy such royalty payment obligations in the future, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     UNCERTAIN AVAILABILITY OF THIRD-PARTY REIMBURSEMENT. The Company's success will depend upon the ability of surgeons to obtain satisfactory reimbursement from healthcare payors for the Company's products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients. Reimbursement in the United States for the Company's balloon dissection products is currently available from most third-party payors, including most major private health care insurance plans and Medicaid, under existing surgical procedure codes. The Company does not expect that third-party reimbursement in the United States will be available for use of its other products unless and until clearance or approval is received from the federal Food and Drug Administration (the
"FDA"). If FDA clearance or approval is received, third-party reimbursement for these products will depend upon decisions by individual health maintenance organizations, private insurers and other payors. Many payors, including the federal Medicare program, pay a preset amount for the surgical facility component of a surgical procedure. This amount typically includes medical devices such as the Company's. Thus, the surgical facility or surgeon may not recover the added cost of the Company's products. In addition, managed care payors often limit coverage to surgical devices on a preapproved list or obtained from an exclusive source. If the Company's products are not on the list or are not available from the exclusive source, the facility or surgeon will need to obtain an exception from the payor or the patient will be required to pay for some or all of the cost of the Company's product. The Company believes that procedures using its balloon dissection products currently may be reimbursed in the United States under certain existing procedure codes. However, there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to increase revenues or achieve or maintain profitability. The unavailability of third party or other adequate reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     GOVERNMENT REGULATION.  The Company's SPACEMAKER-Registered
Trademark- balloon dissection systems and other products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Under the federal Food, Drug, and Cosmetic Act, the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use. Prior to commercialization, a medical device generally must receive FDA and foreign regulatory clearance or approval, which can be an expensive, lengthy and uncertain process. The Company is also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services ("CDHS"), for compliance with Good Manufacturing Practice requirements, Medical Device Reporting requirements and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, if obtained, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The SPACEMAKER-Registered Trademark- I platform, SPACEMAKER II platform, SPACEMAKER Plastics platform, SPACEMAKER SAPHtrak platform and KnotMaker product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, either when tissue dissection is required or, with respect to the KnotMaker product, when a surgical knot for suturing is required. The Company has promoted these products for surgical applications (E.G., hernia repair, subfascial endoscopic perforator surgery and breast augmentation and reconstruction), and may in the future promote these products for the dissection or knotmaking required for additional selected applications (E.G., treatment of stress urinary incontinence, saphenous vein harvesting and a variety of orthopaedic procedures such as anterior spinal fusion). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

     In October 1997, the Company received its CE mark certification, pursuant to the Medical Devices Directive, which enables the Company to affix CE marking on its products and continue selling its products within the European Economic Area.

     LIMITED MANUFACTURING EXPERIENCE; UNCERTAINTY REGARDING FUTURE FACILITIES. The Company has only limited experience in manufacturing its products in commercial quantities. The Company intends to scale up its production of new products and to increase its manufacturing capacity for existing and new products. However, manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties experienced by the Company in manufacturing scale-up and manufacturing difficulties (including, in the event of low demand, over-capacity) could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be successful in scaling up or that it will not experience manufacturing difficulties or product recalls in the future.

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

     PRODUCT LIABILITY RISK AND PRODUCT RECALL; LIMITED INSURANCE COVERAGE. The Company's business exposes it to potential product liability risks or product recalls that are inherent in the design, development, manufacture and marketing of medical devices, in the event the use of the Company's products causes or is alleged to have caused adverse effects on a patient or such products are believed to be defective. The Company's products are designed to be used in certain procedures where there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or may in the future receive, regulatory clearance for commercial sale. As a result, there can be no assurance that the Company's product liability insurance is adequate or that such insurance coverage will continue to be available on commercially reasonable terms or at all. Particularly given the lack of data regarding the long-term results of the use of balloon dissection products, there can be no assurance the Company will avoid significant product liability claims. Consequently, a product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. There were no international sales in the first quarter of 1998. Sales outside of the United States accounted for .5% and 4% of the Company's sales in fiscal 1997 and 1996, respectively. The Company expects that international sales will represent an increasing portion of revenue in the future. The Company intends to continue to expand its sales outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of selling internationally. These risks include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, reduced protection for intellectual property rights, and the burdens of complying with a variety of foreign laws. In addition, because all of the Company's sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. There can be no assurance that regulatory, currency and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In May 1996, the Guidant Corporation unit of Origin filed an action against GSI in the United States District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apparatus and Methods for Peritoneal Retraction." In June, 1996, GSI filed a claim against Origin in the United States District Court for the Northern District of California, alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. In addition, on September 26, 1997, the Company filed another action against Origin alleging patent infringement of its patent for a method of serial inflation of tissue dissectors. A decision against the Company in any of these actions would have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with its initial public offering in 1996, the Company filed a Registration Statement on Form S-1, SEC File No. 333-02774 (the "REGISTRATION STATEMENT"), which was declared effective by the Commission on May 9, 1996. Pursuant to the Registration Statement, the Company registered and sold 3,450,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering commenced on May 10, 1996 and terminated when all of the registered shares had been sold. The aggregate offering price of the registered shares was $51,750,000. The managing underwriters of the offering were Cowen & Company and UBS Securities LLC.

     From May 10, 1996 to September 30, 1997, the Company incurred the following expenses in connection with the offering:

        Underwriting discounts and commissions       $3,622,500
        Other expenses                               $1,187,025
                                                     ----------
                           Total Expenses            $4,809,525

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were $46,940,475. From May 10, 1996 to September 30, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:


       Construction of plant, building and facilities            $ 1,164,154
       Purchase and installment of machinery and equipment       $ 1,071,416
       Repayment of indebtedness                                 $   711,149
       Working capital                                           $19,630,578
                                                                 -----------
               Total                                             $22,577,297

     This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3. DEFAULTS IN SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit     Description
         -------     ------------
            3.4      Amended and Restated Bylaws

           11.1      Statement of Computation of Earnings (Net Loss) Per Share

           27.1      Financial Data Schedule

    (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          GENERAL SURGICAL INNOVATIONS, INC.




                             By:/s/   STEPHEN J. BONELLI
                                      Stephen J. Bonelli
                        Vice President, Finance and Administration
                           Principal and Chief Financial Officer






Date: November 13, 1997