Form 10-Q
period 1997-12-31
GENERAL SURGICAL INNOVATIONS INC
filed 1998-02-13
CIK 890763

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

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

There were approximately 13,392,865 shares of Registrant's Common Stock issued and outstanding as of February 1, 1998.

              GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

                        QUARTERLY REPORT ON FORM 10-Q

                FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

                              TABLE OF CONTENTS
                                                                     Page
                                                                     ----

                       PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
        Consolidated balance sheets at December 31, 1997
         and June 30, 1997. . . . . . . . . . . . . . . . . . . . . .  3

        Consolidated statements of operations for the three months ended December 31, 1997 and December 31, 1996 and for the
         six months ended December 31, 1997 and December 31, 1996 . .  4

        Consolidated statements of cash flows for the six months
         ended December 31, 1997 and December 31, 1996  . . . . . . .  5

        Notes to consolidated financial statements  . . . . . . . . .  6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . .  7

                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   21

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . .   22

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .   22

Item 4.  Submission of Matters to a Vote of Security Holders . . . .   22

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .   22

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   22

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER, 31     JUNE, 30
                                                          1997           1997
                                                      ------------     ---------
                                                      (Unaudited)

                                        ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . .  $   7,374      $   7,900
     Available-for-sale securities . . . . . . . . . .     33,649         35,831
     Accounts receivable, net of allowance for
      doubtful accounts of $54 on December 31, 1997
      and $47 on June 30, 1997 . . . . . . . . . . . .      2,215          2,131
     Inventories . . . . . . . . . . . . . . . . . . .      1,016          1,717
     Prepaid expenses and other current assets . . . .      1,124            971
                                                        ---------      ---------
           Total current assets. . . . . . . . . . . .     45,378         48,550

Property and equipment, net. . . . . . . . . . . . . .      2,287          2,251
Intangible and other assets, net . . . . . . . . . . .        227            261
                                                        ---------      ---------
           Total assets. . . . . . . . . . . . . . . .  $  47,892      $  51,062
                                                        ---------      ---------
                                                        ---------      ---------


                                   LIABILITIES
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . .  $     579      $     504
     Accrued liabilities . . . . . . . . . . . . . . .        790          1,044
     Bank borrowings . . . . . . . . . . . . . . . . .        146            167
                                                        ---------      ---------
           Total current liabilities . . . . . . . . .      1,515          1,715

Bank borrowings, less current portion. . . . . . . . .        122            185
Other long-term liabilities. . . . . . . . . . . . . .        193            175
                                                        ---------      ---------
           Total liabilities . . . . . . . . . . . . .      1,830          2,075
                                                        ---------      ---------


                               SHAREHOLDERS' EQUITY

Preferred stock, $.001 par value:
   Authorized: 2,000,000 shares; issued and
    outstanding: none
Common stock, $.001 par value:
   Authorized:  50,000,000 shares; issued and
    outstanding 13,385,657 on December 31, 1997 and
    13,290,644 on June 30, 1997  . . . . . . . . . . .         13             13
Additional paid-in capital . . . . . . . . . . . . . .     65,219         65,089
Notes receivable from shareholders . . . . . . . . . .        (87)           (87)
Deferred compensation, net . . . . . . . . . . . . . .       (228)          (297)
Unrealized loss on available-for-sale
 securities  . . . . . . . . . . . . . . . . . . . . .         (5)           (38)
Accumulated deficit. . . . . . . . . . . . . . . . . .    (18,850)       (15,693)
                                                        ---------      ---------
     Total shareholders' equity. . . . . . . . . . . .     46,062         48,987
                                                        ---------      ---------
           Total liabilities and shareholders' equity.  $  47,892      $  51,062
                                                        ---------      ---------
                                                        ---------      ---------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
               CONSOLIDATED FINANCIAL STATEMENTS.

            GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                              DECEMBER 31,         DECEMBER 31,
                                          -------------------   --------------------
                                             1997      1996      1997        1996
                                          -------    ------     -------     -------
Sales. . . . . . . . . . . . . . . . .    $ 1,408    $  361     $ 2,975     $ 2,831
Guaranteed payments. . . . . . . . . .        860     1,500       1,635       1,500
                                          -------    ------     -------     -------
Total revenue. . . . . . . . . . . . .      2,268     1,861       4,610       4,331

Cost of sales. . . . . . . . . . . . .      1,186       359       2,142       1,352
                                          -------    ------     -------     -------
     Gross profit. . . . . . . . . . .      1,082     1,502       2,468       2,979
                                          -------    ------     -------     -------

Operating Expenses:
     Research and development. . . . .        658       484       1,423         946
     Sales and marketing . . . . . . .      1,168     1,095       2,294       2,203
     General and administrative. . . .      1,738       830       3,084       1,553
                                          -------    ------     -------     -------
       Total operating expenses. . . .      3,564     2,409       6,801       4,702
                                          -------    ------     -------     -------
         Operating loss. . . . . . . .     (2,482)     (907)     (4,333)     (1,723)

Interest income. . . . . . . . . . . .        594       678       1,197       1,303
Interest expense . . . . . . . . . . .         (9)      (11)        (21)        (23)
Other income (expense) . . . . . . . .          -         3           -         (23)
                                          -------    ------     -------     -------
         Net loss  . . . . . . . . . .    $(1,897)   $ (237)    $(3,157)    $  (466)
                                          -------    ------     -------     -------
                                          -------    ------     -------     -------

Net loss per common share and per
 common share - assuming dilution  . .    $ (0.14)   $(0.02)    $ (0.23)    $ (0.04)
                                          -------    ------     -------     -------
                                          -------    ------     -------     -------

Shares used in computing net loss per
 common share and per common share -
 assuming dilution . . . . . . . . . .     13,355    13,183      13,334      13,165
                                          -------    ------     -------     -------
                                          -------    ------     -------     -------


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONSOLIDATED FINANCIAL STATEMENTS.

               GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                          Six Months Ended
                                                            December 31,
                                                        ---------------------
                                                           1997         1996
                                                        ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . .     $ (3,157)   $   (466)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization of deferred compensation. . . . . . .           69         100
  Depreciation and amortization. . . . . . . . . . .          567         402
  Provision for uncollectable accounts . . . . . . .            7         (41)
  Loss on write-off of fixed assets. . . . . . . . .            -          26
  Provision for excess and obsolete inventory. . . .           (4)         68
  Changes in operating assets and liabilities:
    Accounts receivable  . . . . . . . . . . . . . .          (91)       (800)
    Inventory  . . . . . . . . . . . . . . . . . . .          705        (747)
    Prepaid expenses and other current assets  . . .         (153)       (125)
    Intangible and other assets  . . . . . . . . . .           (2)          -
    Accounts payable . . . . . . . . . . . . . . . .           75         (69)
    Accrued and other liabilities  . . . . . . . . .         (267)       (248)
    Deferred revenue . . . . . . . . . . . . . . . .            -        (100)
                                                         --------    --------
      Net cash used in operating
       activities  . . . . . . . . . . . . . . . . .       (2,251)     (2,000)
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . . . .      (15,800)    (37,305)
Proceeds from sales and maturities of
 available-for-sale securities . . . . . . . . . . .       17,792      22,500
Acquisition of property and equipment. . . . . . . .         (304)       (124)
                                                         --------    --------
      Net cash provided by (used in)
       investing activities. . . . . . . . . . . . .        1,688     (14,929)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock . . . . . . .          130         106
Proceeds from payment on shareholders notes
 receivable  . . . . . . . . . . . . . . . . . . . .            -          18
Payments on capital lease obligations  . . . . . . .           (9)          -
Principal payments on bank borrowings  . . . . . . .          (84)        (51)
                                                         --------    --------
      Net cash provided by financing
       activities  . . . . . . . . . . . . . . . . .           37          73
                                                         --------    --------

Net decrease in cash and cash
 equivalents . . . . . . . . . . . . . . . . . . . .         (526)    (16,856)
Cash and cash equivalents, beginning of period . . .        7,900      28,339
                                                         --------    --------
Cash and cash equivalents, end of period . . . . . .     $  7,374    $ 11,483
                                                         --------    --------
                                                         --------    --------

Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . .     $     22    $     27
  Taxes. . . . . . . . . . . . . . . . . . . . . . .     $      -    $      -

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for notes receivable. . . .     $      -    $     11
Change in unrealized gain (loss) on available-for-
 sale securities . . . . . . . . . . . . . . . . . .     $     33    $     30
Property acquired under capital leases . . . . . . .     $     40    $      -


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONSOLIDATED FINANCIAL STATEMENTS.

                 GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

     The accompanying unaudited consolidated financial statements as of December 31, 1997 of General Surgical Innovations, Inc. (the "Company") and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998, or any future interim period.

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

3.  Net Loss Per Share:

     The Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share", and accordingly all prior periods have been restated. Net loss per common share and per common share-assuming dilution are computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options are excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive.

4.  Inventories:

     Inventories comprise (IN THOUSANDS):

                                              Dec. 31,    June 30,
                                                1997        1997
                                                ----        ----
                                            (unaudited)
Raw materials . . . . . . . . . . . . .      $    699      $    706
Work in progress  . . . . . . . . . . .            72            43
Finished goods  . . . . . . . . . . . .           245           968
                                             --------      --------
                                             $  1,016      $  1,717
                                             --------      --------
                                             --------      --------

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

     References made in this Quarterly Report on Form 10-Q to "General Surgical Innovations, Inc.," the "Company" or the "Registrant" refer to General Surgical Innovations, Inc. and its subsidiary. The following General Surgical Innovations, Inc. trademarks are mentioned in this Quarterly Report:
SPACEMAKER-Registered Trademark-, registered trademark of the Company; ENDOSAPH-TM-, SAPHtrak-TM-, SPACEKEEPER-TM- and Knotmaker-TM-, trademarks of the Company.

OVERVIEW

     Since its inception in April 1992, GSI has been engaged in the development, manufacturing and marketing of balloon dissection systems and related minimally invasive surgical instruments. The Company began commercial sales of its balloon dissection systems for hernia repair in September 1993. To date, the Company has received from the FDA six 510(k) clearances for use of the Company's technology to perform dissection of tissue planes anywhere in the body using a broad range of balloon sizes and shapes. The Company currently sells products in the United States and certain other countries in Europe, Asia and South America for selected applications, such as hernia repair, subfascial endoscopic perforator surgery, saphenous vein harvesting and breast reconstruction and augmentation surgery.

     In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with EES, pursuant to which GSI granted EES worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. Under the Expanded EES Agreement, EES has begun selling GSI's dissector for hernia repair. EES made guaranteed payments of $4.9 million in fiscal year 1997, and additional payments in lieu of product purchases pursuant to a mutual agreement in the amount of $775,000 in the first quarter of fiscal year 1998 and $860,000 in the second quarter of fiscal year 1998.

     Additional sales in the United States (other than for hernia and USI applications) are currently made through distributors and a small direct sales force. The Company currently sells its products (other than for hernia and USI applications) in international markets through distributors, which resell to surgeons and hospitals. The Company plans to increase its direct sales force in the United States and may seek to establish a direct sales force in one or more other countries in the future. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

     To date, almost all of the sales to distributors and by the Company's direct sales force have been for use in hernia repair procedures. While the Company has developed or is developing balloon dissection systems for vascular, urinary stress incontinence and plastic surgery, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through fiscal 1998.

     The Company has acquired rights to a significant number of patents from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products. The Company has also acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments, including the KnotMaker-TM- product and the balloon valve trocar. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and results of operations.

     The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through calendar year 1998. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of balloon dissection systems for other applications, the Company anticipates that it will be required to make significant additional expenditures in sales and marketing and research and development (including marketing-related clinical evaluations). In addition, the Company has experienced higher administration expenses since its initial public offering resulting from its obligations as a public reporting company and defense of its patents.

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

     In January 1997, the Company entered into a new facility lease in Cupertino, California and relocated its headquarters and manufacturing operations to this new location in April 1997. The new facility's lease comprises approximately 30,460 square feet, and the monthly rent is approximately $52,000.

     In October 1997, the Company received its CE mark certification, pursuant to the Medical Devices Directive, which enables the Company to affix CE marking on its products and continue selling its products within the European Economic Area.

RESULTS OF OPERATIONS

     REVENUE. Total revenue increased by 22% to approximately $2.3 million for the quarter ended December 31, 1997 from $1.9 million for the same period in 1996. This increase was mainly due to increased sales to EES of the SPACEMAKER-Registered Trademark- I and II platforms for the hernia market. Current quarter revenue includes an $860,000 payment from EES in lieu of product purchases pursuant to a mutual agreement, while the prior year quarter includes a $1.5 million guaranteed payment. Revenue for the six months ended December 31, 1997 increased 6% to approximately $4.6 million from $4.3 million for the six months ended December 31, 1996.

     COST OF SALES. Cost of sales increased by 230% to approximately $1.2 million for the quarter ended December 31, 1997 from $359,000 for the same period in 1996. Cost of sales decreased as a percentage of sales to 84% for the quarter ended December 31, 1997 from 99% for the quarter ended December 31, 1996. This increase in absolute dollars, as well as the improved gross margin, was related to increased unit sales, mostly to EES, as compared to the previous period. Cost of sales for the six months ended December 31, 1997 increased as a percent of sales to 72%, or approximately $2.1 million, as compared to 48% of sales, or approximately $1.4 million, for the six months ended December 31, 1996. This increase as a percent of sales is mainly due to the Company's increased capacity as a result of relocating its manufacturing facility during April 1997.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which include expenditures for marketing-related clinical evaluations and regulatory expenses, increased by 36% to approximately $658,000 in the quarter ended December 31, 1997 from $484,000 for the same period in 1996. R&D expenses for the six months ended December 31, 1997 were approximately $1.4 million as compared to $946,000 for the same period of the prior fiscal year, or a 50% increase. These increases are a result of the company dedicating more resources during the past six months to developing its cardiovascular products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 51% to approximately $2.9 million for the quarter ended December 31, 1997 from $1.9 million for the quarter ended December 31, 1996. For the six months ended December 31, 1997, SG&A expenses were $5.4 million compared to $3.8 million for the same period in 1996.
These increases are primarily due to increased legal expenses related to intellectual property litigation.

     INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE). Interest and other income (net of expense) decreased to approximately $585,000 for the quarter ended December 31, 1997 from $670,000 for the quarter ended December 31, 1996. For the six months ended December 31, 1997 interest and other income (net of expense) decreased to $1.2 million from $1.3 million for the same period in 1996. Decreases are due mainly to lower average cash, cash equivalents and available-for-sale securities balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $18.9 million at December 31, 1997. The Company has funded its operations primarily through the sale of equity securities. From its inception through December 31, 1997 the Company raised approximately $62 million through the sale of equity securities.

     As of December 31, 1997 the Company's principal source of liquidity consists of cash, cash equivalents and available-for-sale securities of $41.0 million, as compared to $43.7 million at June 30, 1997. In addition, the Company has a bank line of credit available for $1,500,000. As of December 31, 1997, the Company has no amounts outstanding under this line. The Company also has an equipment loan with an outstanding balance of approximately $268,000.

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

FACTORS AFFECTING FUTURE RESULTS

     LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of December 31, 1997, the Company had an accumulated deficit of $18.9 million. The Company's net operating losses for the fiscal years ending June 30, 1995, 1996 and 1997 and for the quarters ended September 30, 1997 and December 31, 1997 were $4.1 million, $5.5 million, $1.9 million, $1.3 million and $1.9 million, respectively. The Company expects to continue to incur operating losses on a quarterly and annual basis through at least calendar year 1998. Due to the Company's limited operating history, there can be no assurance of sales growth or profitability in the future. The Company intends to increase its investments in research and development, sales and marketing, marketing-related clinical evaluations and related infrastructure. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if sales do not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must respond to competitive developments, continue to attract, retain and motivate qualified persons and successfully commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

     DEPENDENCE UPON BALLOON DISSECTION PRODUCTS; RISK OF TECHNOLOGICAL OBSOLESCENCE. Nearly all of the Company's sales since inception have been derived from sales of its balloon dissection products, with a substantial portion derived from sales for hernia repair procedures. Failure of the Company to develop and successfully commercialize balloon dissection products for applications other than hernia repair could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company's products depends on the market acceptance of and demand for the Company's products and related procedures, the nature of the technological advances inherent in the product designs, reduction in patient trauma or other benefits provided by such products, results of marketing-related clinical evaluations, continued adoption of minimally invasive surgery ("MIS") procedures by surgeons, reimbursement for the Company's products by health care payors and the Company's receipt of regulatory approvals. There can be no assurance that the Company's products will have the required technical characteristics, that the Company's products will provide adequate patient benefits, that marketing-related clinical evaluations results will be favorable, that surgeons will continue to adopt MIS procedures, that recently-introduced products or future products of the Company or related procedures will gain market acceptance, or that required regulatory approvals will be obtained. The failure to achieve any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent demand for the Company's balloon dissection systems for hernia repair declines and the Company's newly-introduced products are not commercially accepted or its existing products are not developed for new procedures, there could be a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON KEY DISTRIBUTORS. In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with EES, pursuant to which GSI granted EES worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. The Expanded EES Agreement supersedes the June 1996 licensing agreement between the Company and EES. Under the Expanded EES Agreement, EES was obligated to make $4.9 million in guaranteed payments to the Company during the year ended June 30, 1997, but is not obligated to make any further guaranteed payments. In lieu of product purchases, and pursuant to a mutual agreement, EES made additional payments in the amount of $775,000 in the first quarter of fiscal year 1998 and $860,000 in the second quarter of fiscal year 1998. There can be no assurance that EES's marketing or distribution efforts will be successful. EES's failure to achieve certain levels of sales growth or product orders could have a material adverse effect on the Company's business, financial condition and results of operations. In December 1997, the Company entered into a four year distribution agreement with Genzyme Surgical Products Corporation ("Genzyme"). Under the agreement, Genzyme, a biotechnology and health care products company, has exclusive rights to market and distribute GSI's surgical balloon dissectors worldwide for use in plastic surgery (reconstructive and aesthetic) procedures.

    The Company's products are sold internationally to hospitals, surgeons and specialists through EES and independent distributors in Europe, Asia, Latin America and the Middle East. In June 1997, GSI entered into an exclusive agreement with Japan Lifeline to market and distribute in Japan GSI's balloon dissection systems for use in vascular procedures. Japan Lifeline is expected to begin distribution of the GSI balloon dissection systems following receipt of the Japanese Ministry of Health and Welfare approval, which the Company expects to occur in fiscal 1998. Although the Company expanded its international distribution network by adding several distributors to distribute its cardiovascular products, and although the Company intends to continue to establish additional distributorships in the United States and internationally for products in areas other than hernia repair, urinary stress incontinence and certain plastic surgery procedures, there can be no assurance that recently appointed distributors will be successful, or that efforts to establish additional distributors will be successful. Failure of current distributors to succeed or failure to add additional distributors to its distribution network could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company further believes that the ability of health care providers to obtain adequate third party reimbursement for procedures using the Company's SPACEMAKER-Registered Trademark- balloon dissector products and related instruments will be critical to market acceptance of the Company's products. Although the Company believes that procedures using its balloon dissection products currently may be reimbursed in the United States under certain existing procedure codes, there can be no assurance that such procedure codes will remain available or that reimbursement under these codes will be adequate. The Company has limited experience in obtaining third-party reimbursement, and the failure to obtain reimbursement for some or all of its products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     FLUCTUATIONS IN QUARTERLY RESULTS. Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) new product introductions by the Company and its competitors and fluctuations in revenues among different product lines and markets, (ii) purchases of the Company's products by its distributors,
(iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (iv) the sales efforts of the Company's distributors, (v) the mix of sales among distributors and the Company's direct sales force, (vi) timing of patent and regulatory approvals, if any,
(vii) timing and growth of operating expenditures, (viii) timing of research and development expenses, including marketing-related clinical evaluation expenditures, (ix) intellectual property litigation and (x) general market conditions. In December 1996, the Company entered into the Expanded Ethicon Agreement, pursuant to which GSI granted EES worldwide sales and marketing rights to sell the SPACEMAKER-TM- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence markets. The Company's sales in any period will be highly dependent upon the marketing efforts and success of EES, which are not within the control of the Company. EES made approximately $4.9 million in guaranteed payments to the Company in fiscal year 1997, which constituted 54% of revenues for fiscal year 1997. Although EES is not obligated to make any such guaranteed payments in future quarters, EES made payments by mutual consent of $775,000 in the first quarter of fiscal year 1998 and $860,000 in the second quarter of fiscal year 1998. The Company anticipates that sales to EES may decrease in the future. Failure by EES to achieve certain levels of sales growth or purchases could adversely affect the Company's operating results. In addition, announcements or expected announcements by the Company, its competitors or its distributors of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible to make. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis, if at all, or that its growth, if any, will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties.

     In May 1996, Origin MedSystems, Inc. ("Origin"), a unit of the Guidant Corporation and a competitor of the Company, filed an action against GSI in the U.S. District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apparatus and Method for Peritoneal Retraction." In June, 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. In addition, on September 26, 1997, the Company filed another action against Origin alleging patent infringement of its patent for a method of serial inflation of tissue dissectors. A decision against the Company in any of these actions could have a material adverse effect on the Company's business, financial condition or results of operations.

     One of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is expected in this interference proceeding in calendar year 1998. Failure of the Company to prevail in such interference proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

     Patent interference and infringement involve complex legal and factual issues and are highly uncertain, and there can be no assurance that any conclusion reached by the Company regarding patent interference or infringement will be consistent with the resolution of such issue by a court or the USPTO. In the event the Company's products are found to infringe patents held by competitors, there can be no assurance that the Company will be able to successfully modify its products to avoid infringement, or that any modified products will be commercially successful. Failure in such event to either develop a commercially successful alternative or obtain a license to such patent on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations. As discussed above, the Company is defending itself, and may in the future have to defend itself, against allegations of infringement of third-party patents. Patent litigation is expensive, requires extensive management time, and could subject the Company to significant liabilities, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

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

     Legislation has recently been enacted in Congress, the effect of which tends to immunize physicians and their employers from liability for alleged infringement of patent claims directed to medical procedures.

     The patent laws of European and certain other foreign countries generally do not allow for the issuance of patents for methods of surgery on the human body. Accordingly, the ability of the Company to gain foreign patent protection for its methods of tissue dissection may be significantly limited. As a result, there can be no assurance that the Company will be able to develop a patent portfolio in Europe or that the scope of any patent protection will provide competitive advantages to the Company.

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

     EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY TO MANAGE GROWTH. The Company began commercial sales of its balloon dissection products in September 1993 and, as a result, has limited experience in manufacturing, marketing and selling its products commercially. In addition, in January 1997 the Company entered into a real estate lease and has relocated its headquarters and manufacturing operations in April 1997 to a new facility. Moreover, the Company has experienced rapid growth in the number of products under development, the number and amount of products manufactured, and the geographic scope of its sales. In order to augment its long-term competitive position, the Company anticipates that it will be required to make significant additional expenditures in research and development and sales and marketing. The Company's inability to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     GOVERNMENT REGULATION.  The Company's SPACEMAKER-Registered
Trademark- balloon dissection systems and other products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Under the Federal Food, Drug, and Cosmetic Act and as amended in the Safe Medical Devices Act of 1990, the FDA regulates the pre-production design controls, clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use. Prior to commercialization, a medical device generally must receive FDA and foreign regulatory clearance or approval, which can be an expensive, lengthy and uncertain process. The Company is also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services ("CDHS"), for compliance with Good Manufacturing Practice requirements, Medical Device Reporting requirements and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, if obtained, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The SPACEMAKER-Registered Trademark- I platform, SPACEMAKER II-Registered Trademark- platform, SPACEMAKER-Registered Trademark- serial platform, combined SPACEMAKER-Registered Trademark- surgical balloon dissector/expander platform and KnotMaker-TM- product each have received 510(k) clearance for use during general, endoscopic, laparoscopic and cosmetic and reconstructive surgery, either when tissue dissection is required or, with respect to the KnotMaker-TM- product, when a surgical knot for suturing is required. The Company has promoted these products for surgical applications (E.G., hernia repair, treatment of stress urinary incontinence, subfascial endoscopic perforator surgery and breast augmentation and reconstruction), and may in the future promote these products for the dissection or knotmaking required for additional selected applications (E.G. saphenous vein harvesting, a variety of orthopaedic procedures such as anterior spinal fusion, and long bone plating). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In October 1997, the Company received its CE mark certification, pursuant to the Medical Devices Directive which enables the Company to affix CE marking on its products and continue selling its products within the European Economic Area. The Company currently relies on its international distributors for the receipt of premarket approvals and compliance with clinical trial requirements in those countries that require them, and it expects to continue to rely on distributors in those countries where the Company continues to use distributors. In the event that the Company's international distributors fail to obtain or maintain premarket approvals or compliance in foreign countries where such approvals or compliance are required, the Company may be required to cause the applicable distributor to file revised governmental notifications, cease commercial sales of its products in the applicable countries or otherwise act so as to stop any ongoing noncompliance in such countries. Any enforcement action by regulatory authorities with respect to past or any future regulatory noncompliance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In January 1997, the Company entered into a new facility lease in Cupertino, California, and relocated its headquarters and manufacturing operations to this new location during April 1997. The new facility's lease comprises approximately 30,460 square feet, and the monthly rent is approximately $52,000.

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

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. There were no international sales in the first quarter of fiscal 1998 and $5,000 in the second quarter of fiscal 1998. Sales outside of the United States accounted for .5% and 4% of the Company's sales in fiscal 1997 and 1996, respectively. The Company expects that international sales will represent an increasing portion of revenue in the future. The Company intends to continue to expand its sales outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of selling internationally.
These risks include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, reduced protection for intellectual property rights, and the burdens of complying with a variety of foreign laws. In addition, because all of the Company's sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. There can be no assurance that regulatory, currency and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

    YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year
2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998 allowing adequate time for testing. Management believes that there will not be a material effect on the Company's earnings as a result of this compliance.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In May 1996, Origin MedSystems, Inc., a unit of the Guidant Corporation, filed an action against GSI in the United States District Court for the Northern District of California, alleging patent infringement of its patent entitled "Apparatus and Methods for Peritoneal Retraction." In June, 1996, GSI filed a claim against Origin in the United States District Court for the Northern District of California, alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. In addition, on September 26, 1997, the Company filed another action against Origin alleging patent infringement of its patent for a method of serial inflation of tissue dissectors. A decision against the Company in any of these actions would have a material adverse effect on the Company's business, financial condition or results of operations. One of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is not expected in the interference proceeding until calendar year 1998, and, while the Company believes it will be successful in this interference proceeding, there can be no assurance of such success. Failure of the Company to prevail in such interference proceeding or in either of the lawsuits described above would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     From May 10, 1996 to December 31, 1997, the Company incurred the following expenses in connection with the offering:

         Underwriting discounts and commissions       $3,622,500
         Other expenses                               $1,187,025
                                                      ----------
              Total Expenses                          $4,809,525

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were $46,940,475. From May 10, 1996 to December 31, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

     Construction of plant, building and facilities         $ 1,164,154
     Purchase and installment of machinery and equipment    $ 1,189,779
     Repayment of indebtedness                              $   761,434
     Working capital                                        $24,389,526
                                                            -----------
          Total                                             $27,504,893

     This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 10, 1997, at the Company's Annual Meeting of Shareholders for the Fiscal Year Ending June 30, 1997, the following matters were submitted and voted on by securityholders and were adopted:

     A. The election of directors to serve until their successors are elected and qualified.

        The results for the vote are as follows:

                                   FOR                WITHHELD
                                   ---                --------
Gregory D. Casciaro             9,687,868              16,046
David W. Chonette               9,689,713              14,201
Thomas J. Fogarty               9,685,368              18,546
Paul Goeld                      9,690,613              13,301
James R. Sulat                  9,685,613              18,301
Mark A. Wan                     9,690,613              13,301
Roderick A. Young               9,309,100             394,814

     B. The approval of an amendment to the 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000.

        The results for the vote are as follows:

           FOR           AGAINST          ABSTAIN            BROKER NON-VOTE
           ---           --------         -------            ---------------
         9,200,902        482,887           3,050                 17,075

     C. The ratification of Coopers & Lybrand, LLP as the Company's independent accountants for the fiscal year ended June 30, 1998.

        The results of the vote are as follows:

           FOR           AGAINST          ABSTAIN
           ---           --------         -------
         9,695,314          7,100           1,500


ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit    Description
     -------    -----------
      27.1      Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

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



Date: February 13, 1998