Form 10-Q
period 1998-03-31
GENERAL SURGICAL INNOVATIONS INC
filed 1998-05-14
CIK 890763

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                          Commission file number: 0-28448

                         GENERAL SURGICAL INNOVATIONS, INC.
               (Exact name of Registrant as specified in its charter)



                   CALIFORNIA                              94-3160456
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

There were approximately 13,420,642 shares of Registrant's Common Stock issued and outstanding as of April 30, 1998.

                 GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY


                           QUARTERLY REPORT ON FORM 10-Q

                     FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                 TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
                          PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
          Consolidated balance sheets at March 31, 1998
          and June 30, 1997 ....................................................    3

          Consolidated statements of operations and comprehensive loss for the three and nine months ended March 31, 1998 and March 31,
          1997 .................................................................    4

          Consolidated statements of cash flows for the nine months ended
          March 31, 1998 and March 31, 1997 ....................................    5

          Notes to consolidated financial statements ...........................    6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ............................................    8


                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ....................................................   21

Item 2.   Changes in Securities and Use of Proceeds ............................   22

Item 3.   Defaults Upon Senior Securities ......................................   23

Item 4.   Submission of Matters to a Vote of Security Holders ..................   23

Item 5.   Other Information ....................................................   23

Item 6.   Exhibits and Reports on Form 8-K .....................................   23

                 GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           MARCH 31,        JUNE 30,
                                                                                             1998             1997
                                                                                         ------------      ---------
                                                                  ASSETS
Current assets:
  Cash and cash equivalents ...........................................................   $  18,706       $  7,900
  Available-for-sale securities .......................................................      21,305         35,831
  Accounts receivable, net of allowance for doubtful accounts of $46 on March 31,
  1998 and $47 on June 30, 1997 .......................................................         679          2,131
  Inventories .........................................................................       1,057          1,717
  Prepaid expenses and other current assets ...........................................         969            971
                                                                                           --------       --------
         Total current assets .........................................................     42,716         48,550

Property and equipment, net ...........................................................       2,204          2,251
Intangible and other assets, net ......................................................         211            261
                                                                                           --------       --------
         Total assets .................................................................   $  45,131      $  51,062
                                                                                           --------       --------
                                                                                           --------       --------

                                                               LIABILITIES
Current liabilities:
  Accounts payable ....................................................................    $    645      $     504
  Accrued liabilities .................................................................         922          1,044
  Bank borrowings .....................................................................         124            167
                                                                                           --------       --------
         Total current liabilities ....................................................       1,691          1,715

Bank borrowings, less current portion .................................................         103            185
Other long-term liabilities ...........................................................         193            175
                                                                                           --------       --------
         Total liabilities ............................................................       1,987          2,075
                                                                                           --------       --------
Contingencies (Note 6)

                                                           SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value:
  Authorized: 2,000,000 shares; issued and outstanding: none
Common stock, $.001 par value:
  Authorized:  50,000,000 shares; issued and outstanding 13,420,642
  on March 31, 1998 and 13,290,644 on June 30, 1997 ...................................          13             13
Additional paid-in capital ............................................................      65,248         65,089
Notes receivable from shareholders ....................................................         (87)           (87)
Deferred compensation, net ............................................................        (194)          (297)
Accumulated other comprehensive income (loss) .........................................          13            (38)
Accumulated deficit ...................................................................     (21,849)       (15,693)
                                                                                           --------       --------
         Total shareholders' equity ...................................................      43,144         48,987
                                                                                           --------       --------
           Total liabilities and shareholders' equity .................................   $  45,131      $  51,062
                                                                                           --------       --------
                                                                                           --------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          MARCH 31,                     MARCH 31,
                                                                   ----------------------        ----------------------
                                                                     1998           1997          1998           1997
                                                                   -------        -------        -------        -------
SALES ...........................................................  $   894        $   693        $ 3,869        $ 3,524
Guaranteed payments .............................................        -          1,480          1,635          2,980
                                                                   -------        -------        -------        -------
Total revenue ...................................................      894          2,173          5,504          6,504

Cost of sales ...................................................      602            397          2,744          1,749
                                                                   -------        -------        -------        -------
  Gross profit ..................................................      292          1,776          2,760          4,755
                                                                   -------        -------        -------        -------

Operating Expenses:
  Research and development ......................................      651            581          2,074          1,527
  Sales and marketing ...........................................    1,297          1,216          3,591          3,419
  General and administrative ....................................    1,906          1,044          4,990          2,597
                                                                   -------        -------        -------        -------
     Total operating expenses ...................................    3,854          2,841         10,655          7,543
                                                                   -------        -------        -------        -------
        Operating loss ..........................................   (3,562)        (1,065)        (7,895)        (2,788)

Interest income .................................................      571            637          1,768          1,940
Interest expense ................................................       (8)           (11)           (29)           (34)
Other expense ...................................................        -              -              -            (23)
                                                                   -------        -------        -------        -------
        Net loss ................................................   (2,999)          (439)        (6,156)          (905)

Other comprehensive income (loss):
  Change in unrealized gain (loss) on available-for-sale
    securities ..................................................       18            (97)            51           (127)
                                                                   -------        -------        -------        -------
    Comprehensive loss ..........................................  $(2,981)       $  (536)       $(6,105)       $(1,032)
                                                                   -------        -------        -------        -------
                                                                   -------        -------        -------        -------

Net loss per common share and per common share -
  assuming dilution .............................................  $ (0.22)       $  (0.03)      $ (0.46)       $ (0.07)
                                                                   -------        -------        -------        -------
                                                                   -------        -------        -------        -------

Shares used in computing net loss per common share and
  per common share - assuming dilution ..........................   13,401         13,211         13,356         13,181
                                                                   -------        -------        -------        -------
                                                                   -------        -------        -------        -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (in thousands)


                                                                                          NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ----------------------
                                                                                        1998           1997
                                                                                      --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................................................................  $ (6,156)      $   (905)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred compensation ............................................       103            150
  Depreciation and amortization ....................................................       820            630
  Provision for uncollectable accounts .............................................        (1)           (40)
  Loss on write-off of fixed assets ................................................         -             26
  Provision for excess and obsolete inventory ......................................        10            181
  Changes in operating assets and liabilities:
    Accounts receivable ............................................................     1,453         (1,146)
    Inventory ......................................................................       650         (1,057)
    Prepaid expenses and other current assets ......................................         2           (609)
    Intangible and other assets ....................................................        (4)           (69)
    Accounts payable ...............................................................       141           (403)
    Accrued and other liabilities ..................................................      (132)           107
    Deferred revenue ...............................................................         -           (100)
                                                                                      --------       --------
                    Net cash used in operating activities ..........................    (3,114)        (3,235)
                                                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities .........................................   (18,010)       (54,666)
Proceeds from sales and maturities of available-for-sale securities ................    32,292         32,500
Acquisition of property and equipment ..............................................      (384)          (214)
                                                                                      --------       --------
                    Net cash provided by (used in) investing activities activities .    13,898        (22,380)
                                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock .............................................       159            125
Proceeds from payment on shareholder notes receivable ..............................         -             24
Payments on capital lease obligations ..............................................       (12)             -
Principal payments on bank borrowings ..............................................      (125)           (93)
                                                                                      --------       --------
                   Net cash provided by financing activities .......................        22             56
                                                                                      --------       --------

Net increase (decrease) in cash and cash equivalents ...............................    10,806        (25,559)
Cash and cash equivalents, beginning of period .....................................     7,900         28,339
                                                                                      --------       --------
Cash and cash equivalents, end of period ...........................................   $18,706        $ 2,780
                                                                                      --------       --------
                                                                                      --------       --------

Cash paid during the period for:
  Interest .........................................................................   $    30        $   38
  Taxes ............................................................................   $     -        $    -

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for notes receivable ......................................   $     -        $   11
Change in unrealized gain (loss) on available-for-sale securities ..................   $    51        $ (127)
Property acquired under capital leases .............................................   $    40        $    -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 GENERAL SURGICAL INNOVATIONS, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements as of March 31, 1998 of General Surgical Innovations, Inc. (the "Company") and subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998, or any future interim period.

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

3.   Computation of Net Loss per Common Share and per Common Share-Assuming
     Dilution:

     The Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share", and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and accordingly all prior periods have been restated. Net loss per common share and per common share-assuming dilution are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive. The Company has determined that no incremental shares should be included in the computation of earnings per share in accordance with SAB No. 98.

     Stock options to purchase 1,456,092 and 1,378,259 shares of common stock at prices ranging from $0.09 to $9.75 per share were outstanding at March 31, 1998 and March 31, 1997, respectively, but were not included in the computation of net loss per common share-assuming dilution because they were antidilutive. The aforementioned stock options could potentially dilute earnings per share in the future.

4.   Adopted Accounting Pronouncement:

     The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

5.   Inventories:

     Inventories comprise (IN THOUSANDS):

                                        Mar. 31,       June 30,
                                          1998           1997
                                          ----           ----
                                      (unaudited)
Raw materials                           $    692       $    706
Work in progress                              73             43
Finished goods                               292            968
                                        --------       --------
                                        $  1,057       $  1,717
                                        --------       --------
                                        --------       --------

6.   Contingencies:

     On May 28, 1996, Origin MedSystems, Inc., ("Origin"), a unit of the Guidant Corporation and a competitor of the Company, filed an action against GSI in the United States District Court for the Northern District of California, alleging patent infringement of its U.S. Patent No. 5,520,609 entitled "Apparatus and Methods for Peritoneal Retraction." On April 20, 1998 an order in GSI's favor in this case was filed by the Court granting GSI's Motion for Summary Judgment of Unenforceability by Reason of Inequitable Conduct in obtaining Patent No. 5,520,609. The Company expects this decision to be appealed. GSI also filed an action against Origin in the U.S. District Court for the Northern District of California alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. Management believes it has meritorious defenses in relation to the action.

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

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, market demand for the Company's products, the Company's ability to shift market focus successfully, fluctuations in revenues among different product lines and markets, the timing and number of orders and shipments, distribution efforts by GSI distributors, key distributors achieving certain levels of sales growth, the performance of the Company's new corporate partnering relationships, the Company's ability to establish and develop other new corporate partnering relationships, the timely development and market acceptance of new products and surgical procedures, the impact of competitive products and pricing, results of ongoing litigation, the Company's ability to further expand into international markets, approval of its products by government agencies such as the United States Food and Drug Administration, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein. The factors listed below under "Factors Affecting Future Results," as well as other factors, have in the past affected, and could in the future affect, the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward-looking statements contained in the following discussion.

     References made in this Quarterly Report on Form 10-Q to "General Surgical Innovations, Inc.," the "Company" or the "Registrant" refer to General Surgical Innovations, Inc. and its subsidiary. The following General Surgical Innovations, Inc. trademarks are mentioned in this Quarterly Report:
SPACEMAKER-Registered Trademark-, registered trademark of the Company; ENDOSAPH-TM-, SAPHtrak-TM- and SPACEKEEPER-TM-, trademarks of the Company.

OVERVIEW

     Since its inception in April 1992, GSI has been engaged in the development, manufacturing and marketing of balloon dissection systems and related minimally invasive surgical instruments. The Company began commercial sales of its balloon dissection systems for hernia repair in September 1993. To date, the Company has received from the FDA eight 510(k) clearances for use of the Company's technology to perform dissection of tissue planes anywhere in the body using a broad range of balloon sizes and shapes. The Company currently sells products in the United States and certain other countries in Europe, Asia and South America for selected applications, such as hernia repair, subfascial endoscopic perforator surgery, saphenous vein harvesting and breast reconstruction and augmentation surgery.

     In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with Ethicon Endo-Surgery, Inc. ("EES"), pursuant to which GSI granted EES worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. EES made guaranteed payments pursuant to the agreement of $4.9 million in fiscal year 1997, and additional payments in lieu of product purchases pursuant to a mutual agreement in the amount of $775,000 in the first quarter of fiscal year 1998 and $860,000 in the second quarter of fiscal year 1998.

     In February 1998, the Company and EES signed a non-exclusive distribution agreement for the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. This agreement supersedes the December 1996 "Expanded EES Agreement".

     Additional sales of the Company's products in the United States are currently made through distributors and a small direct sales force. The Company currently sells its products (other than for hernia and USI applications) in international markets through distributors, which resell to surgeons and hospitals.

     To date, almost all of the sales to distributors and by the Company's direct sales force have been for use in hernia repair procedures. While the Company has developed or is developing balloon dissection systems for vascular, urinary stress incontinence and plastic surgery, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through calendar year 1998.

     The Company has acquired rights to a significant number of patents from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 4% of sales of such products. The Company has also acquired patent rights under royalty-bearing agreements with respect to certain surgical instruments, including the balloon valve trocar. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and results of operations.

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

     The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including fluctuations in purchases of the Company's products by its distributors, its distributors' ability to achieve certain levels of sales growth, the Company's ability to sell its line of cardiovascular products, fluctuations in revenues among different product lines and markets, the mix of sales among the distributors and the Company's direct sales force, timing of new product introductions or transitions to new products, the margins recognized from products for various surgical procedures, the progress of marketing-related clinical evaluations, sales of competitive products and the introduction of new products from competitors (including pricing pressures), activities related to patents and patent approvals (including litigation), regulatory and third-party reimbursement matters, reliability of suppliers, and the timing of research and development expenses (including marketing-related clinical evaluations). In addition, the Company's results of operations could be affected by the expansion of the

Company's distributor network and the ability of the Company's distributors to effectively promote the Company's products. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

     The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

     During the quarter ended March 31, 1998, the Company signed exclusive distribution agreements with eight international distributors, including Baxter International, to distribute its cardiovascular products in 18 European countries.

RESULTS OF OPERATIONS

     REVENUE. Total revenue decreased by 59% to approximately $894,000 for the quarter ended March 31, 1998 from $2.2 million for the same period in 1997. This decrease was primarily due to the conversion of EES to a non-exclusive distributor and the anticipated end of payments from EES that had been made in lieu of product purchases. Product sales for the quarter rose 29% to approximately $894,000 from $693,000 for the quarter ended March 31, 1997. Revenue for the nine months ended March 31, 1998 decreased 15% to approximately $5.5 million from $6.5 million for the nine months ended March 31, 1997.

     COST OF SALES. Cost of sales increased by 52% to approximately $602,000 for the quarter ended March 31, 1998 from $397,000 for the same period in 1997. Cost of sales increased as a percentage of sales to 67% for the quarter ended March 31, 1998 from 57% for the quarter ended March 31, 1997. This increase in absolute dollars was primarily related to increased unit sales to GSI distributors, as compared to the previous period. Cost of sales for the nine months ended March 31, 1998 increased as a percent of sales to 71%, or approximately $2.7 million, as compared to 50% of sales, or approximately $1.8 million, for the nine months ended March 31, 1997. This increase as a percent of sales is due to increased sales to distributors and increased capacity as a result of relocating its manufacturing facility during April 1997.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which include expenditures for regulatory expenses, increased by 12% to approximately $651,000 in the quarter ended March 31, 1998 from $581,000 for the same period in 1997. R&D expenses for the nine months ended March 31, 1998 increased 36% to approximately $2.1 million as compared to $1.5 million for the same period of the prior fiscal year. These increases are a result of the company dedicating more resources during the past nine months to developing its cardiovascular products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 42% to approximately $3.2 million for the quarter ended March 31, 1998 from $2.3 million for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, SG&A expenses were $8.6 million compared to $6.0 million for the same period in 1997. These increases are primarily due to increased legal expenses related to intellectual property litigation.

     INTEREST INCOME, INTEREST EXPENSE AND OTHER EXPENSE. Interest income (net of expense) decreased to approximately $563,000 for the quarter ended March 31, 1998 from $626,000 for the quarter ended

March 31, 1997. For the nine months ended March 31, 1998 interest income (net of expense) decreased to $1.7 million from $1.9 million for the same period in 1997. Decreases are due mainly to lower average cash, cash equivalents and available-for-sale securities balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $21.9 million at March 31, 1998. The Company has funded its operations primarily through the sale of equity securities. From its inception through March 31, 1998 the Company raised approximately $62 million through the sale of equity securities.

     As of March 31, 1998 the Company's principal source of liquidity consists of cash, cash equivalents and available-for-sale securities of $40.0 million, as compared to $43.7 million at June 30, 1997. The Company has negotiated an increase in its current bank line of credit to $5,000,000. As of March 31, 1998, the Company has no amounts outstanding under its prior $1,500,000 line of credit. The Company also has an equipment loan with an outstanding balance of approximately $227,000.

     The Company expects to incur substantial additional costs, including costs related to patent litigation, increased sales and marketing activities, increased research and development, expenditures in connection with seeking regulatory approvals and conducting additional marketing-related clinical evaluations, and other costs associated with expansion of the Company's manufacturing capabilities. The Company believes that its current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through at least calendar 1999. The Company may seek additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that additional financing, if sought, will be available on satisfactory terms or at all.

ADOPTED ACCOUNTING PRONOUNCEMENT

     The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

FACTORS AFFECTING FUTURE RESULTS

     LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of March 31, 1998, the Company had an accumulated deficit of $21.9 million. The Company's net operating losses for the fiscal years ending June 30, 1995, 1996 and 1997 and for the quarters ended September 30, 1997, December 31, 1997 and March 31, 1998 and were $4.1 million, $5.5 million, $1.9 million, $1.3 million, $1.9 million and $3.0 million, respectively. The Company expects to continue to incur operating losses on a quarterly and annual basis through at least calendar year 1998. Due to the Company's limited operating history, there can be no assurance of sales growth or profitability in the future. The Company intends to increase its investments in research and development, sales and marketing, marketing-related clinical evaluations and related infrastructure. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if sales do not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must respond to competitive developments, continue to attract, retain and motivate qualified persons and successfully commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

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

     DEPENDENCE ON DISTRIBUTORS. In February 1998, the Company replaced its five year OEM supply agreement with EES with a non-exclusive distribution agreement which granted EES worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- Balloon Dissection Systems in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. This new EES agreement does not provide for any minimum payments from EES to the Company. In December 1997, the Company entered into a four year distribution agreement with Genzyme Surgical Products Corporation ("Genzyme"). Under the agreement, Genzyme has exclusive rights to market and distribute GSI's surgical balloon dissectors worldwide for use in plastic surgery (reconstructive and aesthetic) procedures.

     The Company's products are sold internationally to hospitals, surgeons and specialists through EES and independent distributors in Europe, Asia, Latin America and the Middle East. In June 1997, GSI entered into an exclusive agreement with Japan Lifeline to market and distribute in Japan GSI's balloon dissection systems for use in vascular procedures. Japan Lifeline is expected to begin distribution of the GSI balloon dissection systems following receipt of the Japanese Ministry of Health and Welfare approval, which the Company expects to occur in calendar 1998.

     During the quarter, the Company expanded its international distribution network by adding eight international distributors, including Baxter International, to distribute its cardiovascular products, and although the Company intends to continue to establish additional distributorships in the United States and internationally for products in areas other than certain plastic surgery procedures, there can be no assurance that recently appointed distributors will be successful, or that efforts to establish additional distributors will be successful. Failure of current distributors to succeed, or failure to add additional distributors to its distribution network, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company introduced its balloon dissectors in late 1993 and to date there has been limited education among surgeons about the benefits of balloon dissection technology. Further, many surgeons and surgeons' assistants have not yet developed the requisite skills to perform balloon dissection procedures. To the extent that laparoscopic techniques are adopted slowly, that balloon dissectors are incorporated into laparoscopic techniques less often or that surgeons are unwilling or unable to develop the skills necessary to utilize balloon dissectors, the Company's business, financial condition and results of operations could be materially adversely affected.

     FLUCTUATIONS IN QUARTERLY RESULTS. Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) new product introductions by the Company and its competitors and fluctuations in revenues among different product lines and markets, (ii) purchases of the Company's products by its distributors,
(iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (iv) the sales efforts of the Company's distributors, (v) the mix of sales among distributors and the Company's direct sales force, (vi) timing of patent and regulatory approvals, if any,
(vii) timing and growth of operating expenditures, (viii) timing of research and development expenses, including marketing-related clinical evaluation expenditures, (ix) intellectual property litigation and (x) general market conditions. In December 1996, the Company entered into the Expanded Ethicon Agreement, pursuant to which EES made approximately $4.9 million in guaranteed payments to the Company in fiscal year 1997, which constituted 54% of revenues for fiscal year 1997 and payments by mutual consent of $775,000 in the first quarter of fiscal year 1998 and $860,000 in the second quarter of fiscal 1998. The Company and EES entered into a nonexclusive distribution agreement for the laparoscopic hernia repair and urinary stress incontinence markets in February 1998, which supersedes the Expanded Ethicon Agreement. The Company anticipates that sales to EES may decrease in the future. Failure by EES to achieve certain levels of sales growth or purchases could adversely affect the Company's operating results. In addition, announcements or expected announcements by the Company, its competitors or its distributors of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible to make. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis, if at all, or that its growth, if any, will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties.

     On May 28, 1996, Origin MedSystems, Inc., ("Origin"), a unit of the Guidant Corporation and a competitor of the Company, filed an action against GSI in the United States District Court for the

Northern District of California, alleging patent infringement of its U.S. Patent No. 5,520,609 entitled "Apparatus and Methods for Peritoneal Retraction." On April 20, 1998 an order in GSI's favor in this case was filed by the Court granting GSI's Motion for Summary Judgment of Unenforceability by Reason of Inequitable Conduct in obtaining Patent No. 5,520,609. The Company expects this decision to be appealed.

     In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. In addition, on September 26, 1997, the Company filed another action against Origin alleging patent infringement of its patent for a method of serial inflation of tissue dissectors. A decision against the Company in any of these actions could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY TO MANAGE GROWTH. The Company has limited experience in manufacturing, marketing and selling its products commercially. In addition, in April 1997 the Company relocated its headquarters and manufacturing operations to a new facility. Moreover, the Company has experienced rapid growth in the number of products under development, the number and amount of products manufactured, and the geographic scope of its sales. In order to augment its long-term competitive position, the Company anticipates that it will be required to make significant additional expenditures in research and development and sales and marketing. The Company's inability to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. Competition in the market for medical devices used in tissue dissection surgical procedures is intense and is expected to increase. The Company competes primarily with other producers of MIS tissue dissection instruments. Origin, a subsidiary of Guidant Corporation, and others currently compete against the Company in the development, production and marketing of MIS tissue dissection instruments and tissue dissection technology. To the extent that surgeons elect to use open surgical procedures rather than MIS, the Company also competes with producers of tissue dissection instruments used in open surgical procedures, such as blunt dissectors or graspers. A number of companies currently compete against the Company in the development, production and marketing of tissue dissection instruments and technology for open surgical procedures. In addition, the Company indirectly competes with producers of therapeutic drugs, when such drugs are used as an alternative to surgery. Many of the Company's competitors have substantially greater capital resources, name recognition and expertise in research and development, manufacturing, marketing and obtaining regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing balloon dissectors or competing technologies that are more effective than products marketed by the Company or that render the Company's technology obsolete. Additionally, even if the Company's products provide performance comparable to competing products or procedures, there can be no assurance that the Company will be able to obtain necessary regulatory approvals or compete against competitors in terms of price, manufacturing, marketing and sales.

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

     GOVERNMENT REGULATION. The Company's SPACEMAKER-Registered Trademark-balloon dissection systems and other products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Under the Federal Food, Drug, and Cosmetic Act and as amended in the Safe Medical Devices Act of 1990, the FDA regulates the pre-production design controls, clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use. Prior to commercialization, a medical device generally must receive FDA and foreign regulatory clearance or approval, which can be an expensive, lengthy and uncertain process. The Company is also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services ("CDHS"), for compliance with Good Manufacturing Practice requirements, Medical Device Reporting requirements and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, if obtained, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The SPACEMAKER-Registered Trademark- I platform, SPACEMAKER-Registered Trademark- II platform, SPACEMAKER-Registered Trademark-serial platform, combined SPACEMAKER-Registered Trademark- surgical balloon dissector/expander platform and KnotMaker-TM- product each have received 510(k) clearance for use during general, endoscopic, laparoscopic and cosmetic and reconstructive surgery, either when tissue dissection is required or, with respect to the KnotMaker-TM- product, when a surgical knot for suturing is required. The Company has promoted these products for surgical applications (E.G., hernia repair, treatment of stress urinary incontinence, subfascial endoscopic perforator surgery, saphenous vein harvesting, and breast augmentation and reconstruction), and may in the future promote these products for the dissection or knotmaking required for additional selected applications (E.G. a variety of orthopaedic procedures such as anterior spinal fusion, and long bone plating). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In October 1997 the Company received its CE mark certification, pursuant to the Medical Devices Directive, which enables the Company to affix CE marking on its products and continue selling its products within the European Economic Area. The Company currently relies on its international distributors for the receipt of premarket approvals and compliance with clinical trial requirements in those countries that require them, and it expects to continue to rely on distributors in those countries where the Company continues to use distributors. In the event that the Company's international distributors fail to obtain or maintain premarket approvals or compliance in foreign countries where such approvals or compliance are required, the Company may be required to cause the applicable distributor to file revised governmental notifications, cease commercial sales of its products in the applicable countries or otherwise act so as to stop any ongoing noncompliance in such countries. Any enforcement action by regulatory authorities with respect to past or any future regulatory noncompliance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In April 1997, the Company relocated its headquarters and manufacturing operations to a new location. The new facility's lease comprises approximately 30,460 square feet, and the monthly rent is approximately $52,000.

     DEPENDENCE ON SINGLE SOURCE SUPPLIERS; LACK OF CONTRACTUAL ARRANGEMENTS. The Company currently relies upon single source suppliers for several components of its balloon dissection products, and in most cases there are no formal supply contracts. There can be no assurance that the component materials obtained from single source suppliers will continue to be available in adequate quantities or quality, if at all, or, if required, that the Company will be able to locate alternative sources of such component materials on a timely basis, if at all, to market its products. In addition, there can be no assurance that the single source suppliers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The failure to obtain sufficient quantities and qualities of such component materials, or the loss of any of the Company's single source suppliers, could cause a delay in GSI's ability to fulfill orders while it identifies and certifies a replacement supplier, if any, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. There were no international sales in the first quarter of fiscal 1998, $5,000 in the second quarter of fiscal 1998 and $68,000 in the third quarter of fiscal 1998. Sales outside of the United States accounted for .5% and 4% of the Company's sales in fiscal 1997 and 1996, respectively. The Company expects that international sales will represent an increasing portion of revenue in the future. The Company intends to continue to expand its sales outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of selling internationally. These risks include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, reduced protection for intellectual property rights, and the burdens of complying with a variety of foreign laws. In addition, because all of the Company's sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. There can be no assurance that regulatory, currency and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

     YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998 allowing adequate time for testing.
Management believes that there will not be a material effect on the Company's earnings as a result of this compliance. Failure of key business partners or vendors to identify and correct year 2000 issues could have a material adverse effect on the Company's operations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 28, 1996, Origin MedSystems, Inc., ("Origin"), a unit of the Guidant Corporation and a competitor of the Company, filed an action against GSI in the United States District Court for the Northern District of California, alleging patent infringement of its U.S. Patent No. 5,520,609 entitled "Apparatus and Methods for Peritoneal Retraction." On April 20, 1998 an order in GSI's favor in this case was filed by the Court granting GSI's Motion for Summary Judgment of Unenforceability by Reason of Inequitable Conduct in obtaining Patent No. 5,520,609. The Company expects this decision to be appealed.

     In June, 1996, GSI filed a claim against Origin in the United States District Court for the Northern District of California, alleging patent infringement of its patent for a method of tissue plane dissection using balloon systems. In addition, on September 26, 1997, the Company filed another action against Origin alleging patent infringement of its patent for a method of serial inflation of tissue dissectors. A decision against the Company in any of these actions would have a material adverse effect on the Company's business, financial condition and results of operations. One of the patent applications filed by the Company, which is directed to a surgical method using balloon dissection technology, has been placed in interference with a patent application filed by Origin. The Company believes that the inventor named in its patent application was the first to invent this subject matter, and has asserted that the Origin patent application was filed after a disclosure made by such inventor to employees of Origin. Origin takes a contrary position. This interference is presently pending in the United States Patent and Trademark Office ("USPTO") and, as permitted by the rules of the USPTO, has been referred to an arbitrator for completion of the interference proceeding. A decision is expected in this interference proceeding in calendar year 1998, and, while the Company believes it will be successful in this interference proceeding, there can be no assurance of such success. Failure of the Company to prevail in such interference proceeding or in either of the lawsuits described above would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     From May 10, 1996 to March 31, 1998, the Company incurred the following expenses in connection with the offering:

          Underwriting discounts and commissions    $3,622,500
          Other expenses                            $1,187,025
                                                    ----------
               Total Expenses                       $4,809,525

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were $46,940,475. From May 10, 1996 to March 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

          Construction of plant, building and facilities          $1,192,238
          Purchase and installment of machinery and equipment     $1,241,544
          Repayment of indebtedness                                 $806,460
          Working capital                                        $28,853,554
                                                                 -----------
               Total                                             $32,093,796

     This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          Exhibit         Description
          -------         -----------
           10.23          Form of Change of Control Agreement between the
                          Company and executive officers dated January 20,
                          1998.

           10.24* Termination, Release and Distribution Agreement between the Company and Ethicon Endo-Surgery, Inc.
                          dated February 23, 1998.

           27.1           Financial Data Schedule

     *  Confidential Treatment requested.

    (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

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




Date: May 14, 1998