Form 10-K405
period 1998-06-30
GENERAL SURGICAL INNOVATIONS INC
filed 1998-09-28
CIK 890763

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the Fiscal Year Ended June 30, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the Transition period from ___ to ___.

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

                                -----------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $27,244,672 as of August 31, 1998, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 13,441,974 shares of Registrant's Common Stock issued and outstanding as of August 31, 1998.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                INTRODUCTORY STATEMENT

     Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, market demand for the Company's products, the Company's ability to shift market focus successfully, the timing of orders and shipments, the timely development and market acceptance of new products and surgical procedures, the impact of performance of the Company's distributors, the Company's ability to further expand into international markets, public policy relating to health care reform in the United States and other countries, approval of its products by government agencies such as the United States Food and Drug Administration, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

     References made in this Annual Report on Form 10-K to "General Surgical Innovations, Inc.," the "Company" or the "Registrant" refer to General Surgical Innovations, Inc. The following General Surgical Innovations, Inc. trademarks are mentioned in this Annual Report: SPACEMAKER-Registered Trademark-, SAPHtrak-Registered Trademark- registered trademark of the Company; ENDOSAPH-TM-, and SPACEKEEPER-TM-, trademarks of the Company.

                                        PART I

ITEM 1.   BUSINESS

OVERVIEW

     Since its inception in April 1992, General Surgical Innovations ("GSI") has been engaged in the development, manufacturing and marketing of surgical balloon dissectors and related minimally invasive surgical instruments. The Company began commercial sales of its surgical balloon dissectors for hernia repair in September 1993. To date, the Company has received from the FDA seven 510(k) clearances for use of the Company's technology to perform dissection of tissue planes anywhere in the body using a broad range of balloon sizes and shapes. The Company currently sells products in the United States, Europe, Asia and South America for selected applications, such as hernia repair, subfascial endoscopic perforator surgery, saphenous vein harvesting, breast reconstruction and augmentation surgery, and tissue expansion.

     In December 1996, the Company entered into a five year OEM supply agreement (the "Expanded EES Agreement") with Ethicon Endo-Surgery ("EES"), pursuant to which GSI granted EES worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- surgical balloon dissectors in the laparoscopic hernia repair and stress urinary incontinence ("SUI") markets. In February 1998, the Company and EES signed a non-exclusive distribution agreement for the laparoscopic hernia repair and SUI markets. This agreement supersedes the December 1996 Expanded EES Agreement.

     Additional sales in the United States are currently made through other distributors and a small direct sales force. The Company currently sells its products in international markets through other distributors, which resell to surgeons and hospitals. During fiscal year 1999, the Company plans to increase its direct sales force in the United States. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

     At present, the Company has exclusive distribution agreements with eight international distributors, including Baxter International, to distribute its cardiovascular products in 18 European countries.

     To date, the majority of the sales to distributors and by the Company's direct sales force have been for use in hernia repair procedures. While the Company has developed or is developing surgical balloon dissectors for stress urinary incontinence, vascular and plastic surgery, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through fiscal 1999.

     The Company has acquired rights to a significant number of patents from third parties, including rights that apply to the Company's current surgical balloon dissectors. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 1-4% of sales of such products, which payments are expected to exceed certain minimum royalty payments due under the agreements with such parties. Total amounts charged to operations for royalties for the years ended June 30, 1998, 1997 and 1996 were $289,255, $356,831 and $241,065, respectively. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and results of operations.

     The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through fiscal 1999. The Company's sales to date have consisted primarily of surgical balloon dissectors for hernia repair. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of surgical balloon dissectors for other applications, the Company anticipates that it will be required to make significant additional expenditures in sales and marketing and in research and development (including marketing-related clinical evaluations).

     The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

     The Company anticipates that its results of operations may fluctuate from quarter to quarter due to several factors, including (i) fluctuations in purchases of the Company's products by its distributors, (ii) the ability of the Company's distributors to effectively promote and sell the Company's products, (iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (iv) the mix of sales among distributors and the Company's direct sales force, (v) the timing and cost of increasing the Company's direct domestic sales force, (vi) the expansion of the Company's distribution network (vii) new product introductions by the Company and its competitors, (viii) fluctuations in revenues among different product lines and markets, (ix) timing of patent and regulatory approvals, if any, (x) intellectual property litigation, (xi) timing and growth of operating expenses and (xii) general market conditions. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

INDUSTRY BACKGROUND

     Open surgery is an invasive procedure that generally requires large incisions and significant tissue manipulation in order to provide the surgeon with direct access to the intended surgical site. Much of the trauma suffered in connection with open surgery is a result of gaining access to the surgical site and is not caused by the surgical repair itself. For example, the surgeon often must make large incisions through layers of muscle and tissue, which may cause muscle or nerve damage, bleeding, scarring and other complications such as infection, temporary or permanent debilitation and pain. As a result, many open surgical procedures require extended operating times, expose the patient to the risks of general anesthesia and involve lengthy hospitalization and patient recovery times. In addition, because of the severe trauma often associated with open surgical procedures, a significant population of patients, including the elderly and weak, are not considered good candidates for these surgical procedures and are thus deprived of treatment.

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

     Studies published in the NEW ENGLAND JOURNAL OF MEDICINE and THE JOURNAL OF VASCULAR SURGERY support the benefits of MIS as compared to open surgery, which generally include reduced patient trauma (including less muscle, nerve and other tissue damage), reduced blood loss, reduced post-operative infection, reduced scarring at the site of the incision (which in turn reduces reintervention requirements), shorter patient recovery time and ultimately lower medical costs.

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

     As a result of these limitations, many common types of surgical repairs cannot be effectively performed using traditional blunt dissection MIS techniques, including hernia repairs, and procedures performed on organs such as the bladder, kidney, spine, aorta or other sites that lie outside the abdominal cavity. For other procedures, although MIS techniques may exist for the performance of the repair itself, gaining access to the target surgical site is invasive, thereby reducing many of the clinical benefits of MIS. For example, currently utilized MIS for spinal fusion requires making small incisions at the midline of the patient's abdomen, entering the peritoneum, retracting bowel and other organs to one side, exiting the back of the peritoneum and continuing down to the front of the spine.

     The Company believes that a significant opportunity exists for technologies and surgical instruments that can effectively address the limitations of MIS and facilitate the adoption of MIS for a wider range of surgical procedures.

GSI SOLUTION

     GSI's proprietary surgical balloon dissectors allow a surgeon to rapidly access and relatively atraumatically create a working space at a target surgical site where none previously existed. The body is largely made up of tissue layers (skin, fat, and muscle, for example) with distinct planes between layers. The Company's surgical balloon dissectors allow the surgeon to exploit this anatomy using minimally invasive techniques. By following such a plane with a deflated and rolled balloon, and then inflating the balloon to dissect and separate the two adjacent layers, a new working space is created. Because MIS techniques are employed, there is little damage compared to that likely encountered with open surgery and its related long incisions and collateral trauma to tissues and nerves.

     GSI provides a wide range of surgical balloon dissectors, each having different attributes or combinations of attributes. Generally, by selecting one of these dissectors for the purpose at hand, the surgeon may quickly and easily create an accurate and predictable working space, giving consideration to both size and shape and with the desired proximity to the chosen surgical site.

     The Company believes that its SPACEMAKER-Registered Trademark- products can be deployed anywhere in the body where a natural tissue plane exists. For example, by creating a working space in the pre-peritoneal area (the space in front of the peritoneum) the Company's technology enables the use of MIS for hernia repair or treatment of urinary stress incontinence. Similarly, by creating a working space in the retroperitoneal area (the space behind the peritoneum) the Company's technology enables the use of MIS for anterior spinal fusion and other pathologies accessible in this area. In addition, the ability of the Company's line of SPACEMAKER-Registered Trademark-products to create working spaces at different tissue levels (including subcutaneous, subfascial, submuscular and subglandular) enables the use of MIS for saphenous vein harvesting, subfascial endoscopic perforator surgery, breast augmentation and reconstruction, tissue flap harvesting for reconstruction, long-bone plating and a variety of other medical procedures.

COMPANY STRATEGY

     The Company's objective is to become the leading provider of surgical balloon dissectors and specialty surgical instruments for MIS. The key elements of the Company's strategy are as follows:

     INCREASE MARKET ACCEPTANCE OF BALLOON DISSECTION TECHNIQUES. The Company intends to increase market acceptance for its SPACEMAKER-Registered Trademark-products primarily by developing and maintaining relationships worldwide with leading general surgeons and specialists in the surgical fields of cardiovascular surgery, obstetrics, gynecology, urology, general, cosmetic and reconstructive surgery and orthopedic surgery. The Company intends to support these efforts through surgeon training programs designed to increase surgeon familiarity with the advantages and applications of the Company's products. In addition, the Company is conducting marketing-related clinical evaluations to increase exposure of surgeons to the Company's products and to demonstrate the effectiveness of MIS in a broad range of procedures when used with the Company's SPACEMAKER-Registered Trademark-surgical balloon dissectors. The Company intends to use data collected from marketing-related clinical evaluations to demonstrate the anticipated clinical and cost advantages of the Company's products to patients, surgeons, hospital administrators and third-party health care payers.

     CAPITALIZE ON EXISTING PROPRIETARY POSITION. GSI has established an extensive patent portfolio, and plans to capitalize on its proprietary position to establish and maintain a leadership position in the balloon dissection market. As of June 30, 1998, GSI had 38 United States patents issued, and had applied for an additional 52 United States patents, 10 of which had been allowed. In addition, as of June 30, 1998, GSI had three foreign patents issued, and 29 in prosecution covering GSI's technology, including tissue dissection with balloons. In May 1996, the Company was issued a United States patent that contains broad claims regarding use of balloons to dissect tissue planes. The Company believes that the scope of these claims could provide a long-term competitive advantage for many of the Company's balloon dissection products.

     DEVELOP AND RAPIDLY INTRODUCE NEW BALLOON DISSECTOR PRODUCTS. The Company intends to develop and rapidly introduce additional surgical balloon dissection products and enhancements to its products that are within the scope of the Company's existing 510(k) clearances. GSI's SPACEMAKER-Registered Trademark- surgical balloon dissectors have received FDA 510(k) clearance for tissue plane dissection during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery and certain vascular surgeries, using a broad range of balloon sizes and shapes. Accordingly, the Company believes it is well positioned to offer a portfolio of products for additional surgical procedures without significant additional United States regulatory pre-market clearance compliance requirements. The Company has developed or is planning to develop surgical balloon dissectors for a number of procedures for which MIS, without these products, is currently suboptimal or unavailable, including treatment of chronic venous insufficiency, stress urinary incontinence, and anterior spinal fusion and long-bone plating for certain fractures.

     DEVELOP NEW SURGICAL INSTRUMENTS FOR MIS. As part of its MIS product strategy, the Company will continue to develop and/or seek to acquire or license surgical instruments tailored for use in the working spaces created by the Company's surgical balloon dissectors. To date, the Company has developed several instruments including its GSI Hook & Fork Dissectors and SPACEKEEPER-TM-retractor products and reusable clip applier with 5mm shaft for saphenous vein harvesting. The Company will continue to develop and/or seek to acquire or license specialized surgical instruments that facilitate the broader adoption of MIS and balloon dissection products for surgical procedures.

     MARKET PRODUCTS THROUGH A DIRECT SALES FORCE AND DISTRIBUTORS. Domestically GSI sells products through both a direct sales force which it has established and continues to build, as well as various distributors. For international sales of its products the Company has, and intends to continue to build, relationships with medical device companies both in the United States and internationally that can provide the Company access to an established distribution network in GSI's targeted markets. As of the end of the fiscal year 1998, the Company had in effect agreements with 24 distributors domestically and internationally. By pursuing a strategy of corporate partnering to leverage established medical device distribution networks, the Company believes that it will be able to capitalize on the existing surgeon training programs, complementary products and established surgeon relationships of its corporate partners. For example, the Company currently has a distribution arrangement with Ethicon Endo-Surgery, Inc. ("EES") under which GSI has granted EES non-exclusive worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- surgical balloon dissectors in the laparoscopic hernia repair and USI markets. The Company also has an exclusive agreement with Baxter International to market and distribute GSI's surgical balloon dissectors for use in vascular procedures. Additionally, the Company has an exclusive four-year agreement with Genzyme Surgical Products Corporation to market and distribute GSI's balloon dissection systems for use in plastic surgery (reconstructive and aesthetic) procedures.

SURGICAL BALLOON DISSECTORS

     GSI's SPACEMAKER-Registered Trademark- tissue dissection systems, based on the company's patented balloon technology, rapidly and gently create surgical working spaces in the body by separating natural tissue planes without resorting to blunt dissection used in conventional open surgery or minimally invasive surgery conducted outside of a natural body cavity. In procedures using SPACEMAKER-Registered Trademark- dissectors, a surgeon creates a small incision through which the balloon is inserted and placed between naturally occurring tissue layers such as muscle, fat, and skin. Subsequently, the balloon is filled to a specific volume with air or saline, causing the desired dissection of the tissue planes. The system is then deflated and removed and the dissected space can be insufflated with gas to create a surgical operating space.

     The Company's surgical balloon dissectors incorporate several proprietary technologies to increase the reliability, effectiveness and ease of use in creating working spaces during MIS. Each balloon is composed of strong and reliable nonelastomeric polyurethane material and is welded using a proprietary technique that allows the balloon to be inflated to a predetermined size and predictable shape with minimal risk of rupture. Each of the Company's balloons is designed to be deployed in a predictable manner that maximizes effectiveness and accuracy in creating the surgical working space and is designed to minimize unnecessary tissue trauma because of the specific and predictable manner in which the balloon unfurls. The Company has designed its dissection balloons in a variety of shapes and sizes that are tailored for specific procedures. For example, the Company's "Manta Ray" shaped balloon is designed for use in hernia repair to maximize working space and visibility of the surgical site while minimizing the disruption of other anatomy at the surgical site.

     The Company currently offers its surgical balloon dissectors in five distinct access and deployment platforms, the SPACEMAKER-Registered Trademark- I with integral trocar platform, the SPACEMAKER-Registered Trademark- II with visualization platform, the SPACEMAKER-Registered Trademark- Plastics platform, SAPHtrak-Registered Trademark- platform, and the ENDOSAPH-TM- platform, along with 15 different balloon shapes and sizes, designed for various surgical techniques, procedures types and market segments. Each balloon dissection system, except ENDOSAPH-TM-, contains three primary components: a guide rod and blunt tip to access the surgical site; a single use, disposable balloon dissector (which includes a tubing mechanism and valve apparatus to fill the balloon) to create a working space at the surgical site; and a balloon cover to protect the balloon dissector and maintain the balloon in its furled state prior to inflation. ENDOSAPH-TM-contains the first two components. End-user prices for the Company's surgical balloon dissectors and kits range from approximately $140 to $650 per unit, depending upon the type of product platform purchased and the nature of the product packaging.

     The key attributes of the Company's five major product platforms are described below:

     SPACEMAKER-Registered Trademark- I (WITH INTEGRAL TROCAR) PLATFORM. The SPACEMAKER-Registered Trademark- I platform is composed of a stainless steel rod with a blunt tip which is used both as the guide rod for the balloon and as the insertion rod for a pre-loaded integral trocar. This enables the surgeon to quickly and accurately insert the trocar into the dissected space once the balloon is removed. In addition, the balloon cover used with the SPACEMAKER-Registered Trademark- I platform is a strong sheath that maximizes its tunneling capability.

     SPACEMAKER-Registered Trademark- II PLATFORM. The SPACEMAKER-Registered Trademark- II platform is a blunt-tipped, polymeric, hollow tube that is used both as a guide rod for insertion of the balloon and as a scope cover for protection of a laparoscope lens. This platform is designed to allow endoscopic visualization both during insertion and inflation of the balloon. Visualization enables the surgeon to identify the appropriate tissue plane for dissection, as well as identify anatomical features while accessing the surgical site. The SPACEMAKER-Registered Trademark- II platform includes an integral polyurethane balloon cover, which releases automatically upon inflation of the balloon thus simplifying the procedure for the surgeon.

     SPACEMAKER-Registered Trademark- PLASTICS PLATFORM. The SPACEMAKER-Registered Trademark- Plastics platform consists of a combined blunt-tipped guide rod and handle, used for insertion, and a balloon cartridge, composed of a hollow tube upon which the balloon is loaded and an integral cover over the balloon and tubing to protect them during insertion. This platform is used primarily for plastic and reconstructive surgery.

     SPACEMAKER-Registered Trademark- SAPHTRAK-Registered Trademark-PLATFORM. The SPACEMAKER-Registered Trademark- SAPHtrak platform consists of a stainless steel rod with a blunt tip, an eight inch balloon and a handle. The malleable feature of the guide rod allows the surgeon to adjust the curvature of the device to maneuver around challenging patient anatomy. The 150cc capacity balloon is not removable from the guide so that it is redeployable at multiple sites along the course of the vein. This platform is used primarily for saphenous vein harvesting.

     ENDOSAPH-TM- PLATFORM. The SPACEMAKER-Registered Trademark-ENDOSAPH-TM-platform consists of two disposable devices - The SAPHfinder-TM-balloon dissector and the SPACEKEEPER-TM- retractor. The SAPHfinder-TM-balloon dissector consists of an open-ended tip on a hollow guide rod, an eight inch balloon, and a handle. The device is designed to accommodate a standard-length 5mm endoscope for viewing from the tip. The 150cc capacity balloon is not removable from the guide rod so that it is re-deployable at multiple sites along the course of the vein. The SPACEKEEPER-TM- retractor is a single-piece, polycarbonate construction consisting of a distal retractor, 5mm endoscope channel and handle. The retractor is also designed to accommodate a standard-length 5mm endoscope. This platform is used primarily for saphenous vein harvesting.

APPLICATIONS OF BALLOON DISSECTION TECHNOLOGIES

     The Company's initial market focus was the application of its SPACEMAKER-Registered Trademark- balloon dissection technology for hernia repair. More recently, the Company has begun to increase its emphasis on cardiovascular applications. The Company has completed marketing-related clinical evaluations of, and has introduced products for, saphenous vein harvesting, subfascial endoscopic perforator surgery ("SEPS"), breast augmentation and reconstruction procedures, SUI and urological and gynecological applications. The Company is currently conducting additional marketing-related clinical evaluations for tissue dissection/expansion. The Company believes that its current FDA clearances provide coverage for many surgical applications that the Company may pursue. The Company has commenced commercial sales of its products in the United States, Europe, Asia and South America for selected applications including hernia repair, saphenous vein harvesting, SEPS and breast augmentation and reconstruction surgery. To date, the Company has received 510(k) clearances from the FDA for the use of its SPACEMAKER-Registered Trademark-balloon dissection technology to perform dissection of tissue planes using a broad range of balloon sizes and shapes.

     HERNIA REPAIR

     A hernia, a condition that commonly occurs in the groin, is a protrusion of normal abdominal contents through a muscle defect, usually in the tissue layers overlying the abdomen. The peritoneum and/or bowel often project into this defect, causing pain and potential major complications. Hernias affect over 650,000 people in the United States and approximately 1.3 million people worldwide each year.

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

     The Company believes that its balloon dissection technology can significantly improve the outcomes of laparoscopic hernia repair procedures. Utilizing the Company's SPACEMAKER-Registered Trademark- products, the surgeon tunnels the device through a small incision at the umbilicus and then inflates the balloon to create a large and relatively bloodless space at the site of the hernia. As a result, the surgeon is able to more rapidly and easily access the target surgical site and complete the hernia repair. In addition, because the surgeon never enters the peritoneum, this procedure reduces the risk of organ damage, adhesion formation and morbidity, and eliminates the requirement for general anesthesia. In a study presented in March 1996, MIS hernia repair procedures utilizing the Company's balloon dissection systems resulted in lower cost, fewer complications and faster recovery time as compared to open surgical hernia repair procedures.

     The Company believes that its SPACEMAKER-Registered Trademark- products provide a platform for increasing the conversion of open hernia repair procedures to laparoscopic procedures. According to Medical Data
International, Inc., laparoscopic hernia repair procedures represented approximately 160,000 or 25% of total hernia repair procedures in 1995. The Company estimates that approximately half of these laparoscopic hernia repair procedures are now performed using balloon dissection technology.

     The Company commenced commercial sales of its hernia repair balloon dissection products in the United States in late 1993 and in Europe in 1994 and currently sells three versions: the SPACEMAKER-Registered Trademark- I platform in both 900cc and 1500cc volume, which were introduced in September 1993, and the SPACEMAKER-Registered Trademark- II platform, which was introduced in October 1995. The Company sells these products both in the United States and certain foreign markets, including Europe, Asia and South America, through its direct sales force and distributors.

     SUBFASCIAL ENDOSCOPIC PERFORATOR SURGERY (SEPS)

     Chronic venous insufficiency, which results in insufficient blood flow from the extremities, is a common and debilitating disease. A frequent manifestation of venous insufficiency is venous stasis ulceration (chronic skin ulcers), which currently affects approximately 1.25 million people in the United States.

     The Company believes that current treatment options for venous stasis ulceration and venous insufficiency are suboptimal. Compression stockings (elastic stockings that put pressure on the leg to force blood flow), the most common treatment, often temporarily heal the ulcers but do not treat the underlying venous incompetence. Compression stockings as treatments are also ineffective because patients often do not wear the stockings, the associated healing process is slow and the recurrence rate for the ulcers is high. Treating the incompetent vein through an open surgical procedure allows treatment of the underlying condition, but requires an incision through the ulcer wound, which is composed of diseased tissue and is often incapable of healing. Alternatively, a minimally invasive ligation procedure known as subfascial endoscopic perforator surgery ("SEPS") allows the surgeon to access the incompetent vein from an incision remote from the ulcer wound using traditional dissection instruments. However, because this access to the surgical site causes bleeding and significant tissue trauma, the procedure is difficult and time consuming for the surgeon to perform because of poor visualization.

     The Company's SPACEMAKER-Registered Trademark- surgical balloon dissectors allow the surgeon to perform SEPS to ligate incompetent veins endoscopically in a relatively atraumatic, bloodless manner. By utilizing the Company's SPACEMAKER-Registered Trademark- technology, the surgeon is able to deploy an elongated balloon down the length of the patient's leg to create an operating space for access to one or more incompetent veins. Because the incisions needed for this procedure are very small (approximately one cm) and are remote from the area of ulcerated skin, the Company believes that wounds will heal more rapidly and that there will be fewer complications compared to open surgery. In addition, the relatively bloodless working space created by the Company's balloon provides the surgeon with improved visualization of the veins requiring ligation, making the procedure easier and faster for the surgeon.

     The Company launched its initial product to treat venous stasis ulceration and venous insufficiency in January 1996. To date, the Company's SPACEMAKER-Registered Trademark- I balloon dissection products have been used to treat over 1,100 patients suffering from venous stasis ulcers or venous insufficiency in over 250 centers across the United States, with results indicating generally successful outcomes. Additional outcome studies have been completed or are underway such as the study recently reported in the June 1997 JOURNAL OF VASCULAR SURGERY that supported the Company's belief that balloon assisted SEPS tends to produce faster healing rates, fewer complications and lower recurrence rates as compared to compression stockings or open surgical ligation.

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

     Traditional saphenous vein harvesting procedures often require a continuous incision from the ankle to the upper thigh of a patient's leg. The saphenous vein is then dissected and removed, and the wound is sutured closed. A study involving 112 patients indicates that the open surgical procedure for saphenous vein harvesting results in wound healing impairment in approximately 24% of patients. The length and invasiveness of the leg incision also causes significant postoperative patient pain and discomfort. Surgeons indicate that after the CABG procedure patients more frequently complain about the pain caused by leg incisions than other aspects of the procedure.

     By utilizing the Company's SAPHtrak-Registered Trademark- balloon dissector and Hook and Fork dissection tools in the saphenous vein harvest procedure, the surgeon can reduce the leg incisions to three or four centimeter long incisions, and can minimize damage to the muscles and nerve endings surrounding the saphenous vein. Results from clinical usage of the ENDOSAPH-TM- vein harvest system indicate generally successful outcomes from the procedure including less postoperative pain, faster healing and less scarring than with traditional open procedures.

     STRESS URINARY INCONTINENCE SURGERY

     Stress urinary incontinence ("SUI") is the uncontrollable loss of urine due to a displacement of the bladder neck. According to Frost & Sullivan, approximately 1.7 million women 30 years or older suffer from SUI on a daily basis and are thus candidates for interventional treatment.

     Depending on the severity of incontinence, there are a number of treatment options for SUI, including collagen injections, drugs, biofeedback exercises and absorbent pads. The standard treatment for severe SUI is a highly invasive, open surgical procedure involving suture suspension of the bladder neck. This method can create significant complications for the patient, including enterocele (a hernia within the vaginal wall) and genital prolapse (a descending of the uterus due to a weakness of the pelvic floor). Furthermore, after surgery patients may require up to six weeks or more to resume their preoperative lifestyle. Because of the risk, expense and complexity of open suture suspension, this surgical procedure is often performed only in conjunction with other open abdominal procedures such as hysterectomy.

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

     Utilizing the Company's surgical balloon dissectors, the surgeon can suspend the bladderneck laparoscopically without entering the peritoneum, and can do so under visualization. As in the hernia repair procedure, GSI's

SPACEMAKER-Registered Trademark- dissection products can be deployed through the umbilicus to provide direct access to the bladder and bladderneck. The surgeon can then use conventional laparoscopic instruments to complete the procedure. The Company believes that the entire SUI repair procedure can be performed in less than one hour on an outpatient basis.

     GSI offers a SPACEMAKER-Registered Trademark- II dissector specifically to address the extra-peritoneal treatment of SUI, which the Company believes will allow a surgeon to optimize the working space for the procedure.

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

     In contrast to traditional breast augmentation and reconstruction procedures, the Company's SPACEMAKER-Registered Trademark- products require only small incisions, create a relatively bloodless pocket, minimize disruption of sensory nerves or perforating vessels and minimize scarring and loss of movement or sensation. In addition, because the SPACEMAKER-Registered Trademark- product allows the surgeon to introduce the balloon dissector from a crease in the axilla (armpit), from the inframammary fold (below the breast inside the mammary fold), or in the periareolar (nipple) area, the surgeon can minimize the appearance of any marks or scars. The Company believes that its SPACEMAKER-Registered Trademark- dissection products for breast augmentation and reconstruction procedures enable the surgeon to create uniform, symmetrical pockets in less time and with much less bleeding than is possible with traditional blunt or sharp dissection tools.

     The Company's balloon dissection products for breast augmentation and reconstruction were first introduced commercially in the United States in January 1995. The Company currently sells the SPACEMAKER-Registered Trademark-Plastic platform for use in this indication.

     OTHER COSMETIC AND RECONSTRUCTIVE SURGERY

     In addition to the market opportunities for breast augmentation and reconstruction, the Company has designed, developed and is performing marketing related clinical evaluations of its balloon dissection technology for combined tissue dissection and expansion for cosmetic and reconstructive surgery procedures. The Company believes that its balloon dissection technology is well-suited for such procedures.

      ORTHOPEDIC SPINE SURGERY

     The Company believes that its products can be used in several orthopedic spinal procedures to both reduce the costs of the procedure and enhance patient benefits. Foremost among these procedures is spinal fusion, which was performed approximately 200,000 times in the United States in 1994. Spinal fusion is usually performed to remove a ruptured vertebral disc that is causing significant patient discomfort, and subsequently to promote fusion between the then exposed and adjacent vertebrae. This fusion procedure can be performed by using any of several prosthetic systems, by traditional bone prostheses, or by a combination of the two.

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

     The Company's surgical balloon dissectors have been used in several cadaver studies in which an extraperitoneal laparoscopic approach to the spine has been successfully performed. In this procedure, the balloon is deployed in the retroperitoneal area under the rib cage and is inflated in order to dissect the peritoneum away from muscle layers in the back and side of the patient. By doing so, the surgeon can create a large working space to access the spine without entering the peritoneum. The Company believes the spinal fusion procedure is a natural extension of the aortic reconstruction application for balloon dissection technology because the required dissected space is essentially the same. The Company intends to conduct additional marketing-related clinical evaluations to evaluate physician preference and utility of the Company's SPACEMAKER-Registered Trademark- surgical balloon dissectors for the orthopedic spine surgery market.

ADDITIONAL PRODUCTS UNDER DEVELOPMENT

     As part of its competitive strategy, GSI continually seeks to leverage its core technology to develop surgical balloon dissectors for new surgical procedures, as well as to develop new surgical instruments for MIS. The Company has made a significant investment in developing its proprietary balloon dissection technology and believes its research and development commitment in this area is critical to its competitive position. Research and development expenses for fiscal 1998, 1997 and 1996 were approximately $2.8 million, $2.2 million, and $1.3 million, respectively. As of June 30, 1998, the Company employed 19 persons engaged in research and development activities.

     The Company is also exploiting its expertise in MIS to develop a range of instruments to maximize the surgeon's ability to perform MIS once an operative working space is created by the Company's surgical balloon dissectors. Product research and development will require substantial expenditures, and there can be no assurance that the Company will be successful in identifying products for which demand exists, in developing products that have the characteristics necessary to treat target indications, or that any new product introduced will receive regulatory approval or be commercially successful.

MARKETING, SALES AND DISTRIBUTION

     The Company markets its products, both domestically and internationally, to general surgeons, urologists, gynecologists, vascular surgeons, orthopedic surgeons and cosmetic and reconstructive surgeons. Sales in the United States and internationally in the hernia and SUI markets are currently made through non-exclusive relationships with EES, United States Surgical Corporation, other distributors and a direct sales force. Additionally, the Company has an exclusive four-year agreement with Genzyme Surgical Products Corporation to market and distribute GSI's surgical balloon dissection systems for use in plastic surgery (reconstructive and aesthetic) procedures. Sales of devices for cardiovascular applications are made through a non-exclusive agreement with Baxter International and through the Company's direct sales force and other distributors.

     MARKETING PROGRAMS. The Company's marketing strategy for its surgical balloon dissector products is designed to target surgeons who are leaders in their respective surgical specialties, and to promote visibility of the Company's products and awareness of the clinical efficacy and cost effectiveness of surgical techniques that employ the Company's products. For product sales in the cardiovascular, hernia, and SUI markets, the Company is using a combination of a direct sales force and distributors. The Company has entered into or is seeking to enter into agreements with independent distributors that have well-established distribution networks across wide geographic areas as well as well-developed training programs.

     The Company has a program to disseminate clinical and technical information worldwide to educate surgeons about the benefits of the Company's products and to encourage surgeons to perform procedures utilizing the Company's products. In support of this program, the Company has produced and distributed to surgeons SPACEMAKER-Registered Trademark- dissector procedure demonstration videos and educational videos for hernia repair, bladder neck suspension, vascular surgery and cosmetic and reconstructive surgery. In addition, the Company has developed relationships with several leading surgeons in each of the Company's targeted major surgical specialty areas who provide input on clinical and product development, as well as surgical procedures that are candidates for GSI's products. In addition, the Company is actively sponsoring a number of marketing-related clinical evaluations designed to demonstrate the utility and ease of use of the Company's products.

     SALES IN THE UNITED STATES. GSI maintains a small direct sales organization in the United States to market its products to general surgeons and specialists, and to support its distributors' sales efforts. As of June 30, 1998, the Company's direct sales force in the United States consisted of 14 persons. The Company plans to increase its direct sales force during the next fiscal year. As of the end of the fiscal year 1998, the Company had agreements with 16 U.S. distributors and intends to establish additional distributorships in the United States. There can be no assurance that such efforts will be successful.

     INTERNATIONAL SALES. The Company's products are currently sold internationally to general surgeons and specialists through EES, Baxter International, Genzyme, Inc., United States Surgical Corporation and independent distributors in Europe, Asia, Latin America and the Middle East.
 The Company generally operates under written agreements with its international distributors, which typically grant distributors the right to sell the Company's products within a defined territory and permit the distributors to sell other non-competing medical products. In addition, the agreements often include requirements regarding minimum purchases, participation in trade shows and marketing efforts on behalf of GSI, and training programs for end-users. The Company's distributors typically purchase the Company's products at discounts that vary by product and market.

     Substantially all of the Company's revenues to date have been derived from hernia repair products sold to distributors and from guaranteed payments from EES. Guaranteed payments from EES accounted for 24% of total revenues in fiscal year 1998, and 54% of GSI's total revenues in fiscal year 1997. Product sales to distributors accounted for approximately 89% of the Company's total product sales for the year ended June 30, 1998 and 92% for the year ended June 30, 1997. Product sales outside of the United States accounted for approximately .4% and .5% of the Company's sales in fiscal year 1998 and the fiscal year 1997, respectively. The Company expects that international sales will represent an increasing portion of revenue in the future. The Company records all sales to EES as domestic sales.

MANUFACTURING

     The Company manufactures its products in a controlled environment in a facility in Cupertino, California. The Company has implemented quality control systems as part of its manufacturing process and achieved ISO 9001 certification status in August 1997. The Company has also been inspected by the California Department of Health Services ("CDHS"), on behalf of the CDHS and the FDA, and is registered with the State of California to manufacture its medical devices. The Company believes that it is in compliance with all FDA requirements including FDA Good Manufacturing Practices ("GMP") for medical devices. There can be no assurance, however, that the Company will remain in compliance with GMP, and failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

     Raw materials used in the production of the Company's surgical balloon dissectors are purchased from various qualified suppliers, subjected to stringent quality specifications and assembled by the Company. Quality audits of suppliers are conducted, and the Company has adopted a supplier qualification program. The Company currently obtains certain products from single source suppliers, including its supplier of product molds. The Company believes that alternative suppliers are available for its raw materials and other product components and plans to qualify additional suppliers when sales volumes warrant. There can be no assurance that the single source suppliers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The failure of GSI's single source suppliers to provide it with adequate supplies of high quality products, or the loss of any of the Company's single source suppliers, could cause a delay in GSI's ability to fulfill orders while the Company attempts to identify and certify a replacement supplier, if any, and could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Factors Affecting Future Results --Limited Manufacturing Experience."

COMPETITION

     Competition in the market for medical devices and tissue dissection products is intense and is expected to increase. The Company competes primarily with other producers of MIS tissue dissection products. Origin, a subsidiary of Guidant Corporation, currently competes with the Company in the development, production and marketing of balloon based tissue dissection instruments and tissue dissection technology. To the extent that surgeons elect to use open surgical procedures rather than MIS, the Company also competes with producers of tissue dissection products used in open surgical procedures, such as blunt dissectors or graspers. A number of companies currently compete against the Company in the development, production and marketing of tissue dissection products and technology for open surgical procedures. In addition, the Company competes indirectly with producers of therapeutic drugs, when such drugs are used as an alternative to surgery. Many of the Company's competitors and potential competitors have substantially greater name recognition and capital resources than the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing.

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

PATENTS AND PROPRIETARY RIGHTS

       The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties. As of June 30, 1998, GSI had 38 United States patents issued, and had applied for an additional 52 United States patents, 10 of which had been allowed. In addition, as of June 30, 1998, GSI had three foreign patents issued, and 29 in prosecution covering GSI's technology, including tissue dissection with balloons. In May 1996, the Company was issued a United States patent that contains broad claims regarding use of balloons to dissect tissue planes.

     In May 1996, Origin MedSystems, Inc. ("Origin") a unit of Guidant Corporation filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California. That suit was resolved in GSI's favor by judgment entered on May 15, 1998, finding Origin's patent unenforceable. Origin's appeal of that judgment is pending and is expected to be decided in 1999.

     In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153. In September 1997, the Company filed an action against Origin alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,667,520. Both actions are still pending. Discovery has been completed in the first case, and is near completion in the second case. At present, the first of these actions is scheduled for trial in early 1999, and the second is expected to go to trial later in 1999. While the Company believes it will be successful in these proceedings, there can be no assurance of such success.

     GSI is also involved in an interference proceeding in the U.S. Patent Office to determine whether certain subject matter was first invented by GSI and whether Origin improperly filed a patent application based on information received from GSI's inventor. Failure of the Company to prevail in such interference proceeding would have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION

       The Company's SPACEMAKER-Registered Trademark- surgical balloon dissectors and other products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Under the federal Food, Drug, and Cosmetic Act, the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use. Prior to commercialization, a medical device generally must receive FDA and foreign regulatory clearance or approval, which can be an expensive, lengthy and uncertain process. The Company is also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services ("CDHS"), for compliance with Good Manufacturing Practice requirements, Medical Device Reporting requirements and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

       Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of cleared medical devices for unapproved uses. The SPACEMAKER-Registered Trademark- I platform, SPACEMAKER-Registered Trademark- II platform, SPACEMAKER-Registered Trademark-Plastics platform, and KnotMaker-TM- product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, either when tissue dissection is required or, with respect to the KnotMaker product, when a surgical knot for suturing is required. The Company has promoted these products for surgical applications (e.g., hernia repair, subfascial endoscopic perforator surgery and breast augmentation and reconstruction), and may in the future promote these products for the dissection or knotmaking required for additional selected applications (e.g., a variety of orthopedic procedures such as anterior spinal fusion). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

     In order to continue selling its products within the European Economic Area, the Company achieved compliance with the requirements of the Medical Devices Directive and affixes CE marking on its products to attest to such compliance. The Company received this marking in August, 1997.

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

     Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's surgical balloon dissectors and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. Currently, the Company has been informed by its international distributors that surgical balloon dissectors have been approved for reimbursement in many of the countries in which the Company markets its products. Obtaining reimbursement approvals can require 6 to 18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time frame, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company's sales, business, financial condition and results of operations.

     Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of the Company's surgical balloon dissectors. There can be no assurance that surgeons will support and advocate reimbursement for use of the Company's products for all applications intended by the Company. Failure by surgeons, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

     As of June 30, 1998, GSI employed 75 individuals, 24 of whom were engaged directly in research, development, operations, regulatory affairs and quality assurance, 17 in manufacturing, 20 in marketing and sales and 14 in finance, customer service and administration. The Company also contracts with outside consultants. None of the

Company's employees is covered by a collective bargaining agreement. GSI believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages as of August 5, 1998 are as follows:


 NAME                         AGE            POSITION
 ----                         ---            --------
      Gregory D. Casciaro      41  President, Chief Executive Officer and Director
      James E. Jervis          62  Vice President of Research and Development
      Stephen J. Bonelli       36  Chief Financial Officer, Vice President of Finance & Administration & Treasurer
      Ferolyn T. Powell        36  Vice President of Operations


     The officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors or officers of GSI.

     GREGORY D. CASCIARO joined GSI in February 1995 as Vice President of Sales and Marketing, was promoted to Senior Vice President in November 1996, President, Chief Operating Officer and Director of the Company in August 1997 and has served as President, Chief Executive Officer and Director of the Company since April 1998. Prior to joining GSI, Mr. Casciaro held various positions at Devices for Vascular Intervention, Inc., a medical device manufacturer, including Vice President of Sales from June 1991 to February 1995. Previously, Mr. Casciaro held various sales positions at North American Instrument Corporation, a medical device company, from March 1983 to May 1991. Mr. Casciaro received a B.S. degree in Business Administration at Marquette University.

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

ITEM 3.   LEGAL PROCEEDINGS

     In May 1996, Origin Medsystems, Inc. ("Origin"), a unit of Guidant Corporation, filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California. That suit was resolved in GSI's favor by judgment entered on May 15, 1998, finding Origin's patent unenforceable. Origin's appeal of that judgment is pending and is expected to be decided in 1999.

     In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153. In September 1997, the Company filed an action against Origin alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,667,520. Both actions are still pending. Discovery has been completed in the first case, and is near completion in the second case. At present, the first of these actions is scheduled for trial in early 1999, and the second is expected to go to trial later in 1999. While the Company believes it will be successful in these proceedings, there can be no assurance of such success.

     GSI is also involved in an interference proceeding in the U.S. Patent Office to determine whether certain subject matter was first invented by GSI and whether Origin improperly filed a patent application based on information received from GSI's inventor. Failure of the Company to prevail in such interference proceeding would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                       PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND  RELATED SHAREHOLDER
MATTERS

MARKET INFORMATION

     The Company completed its initial public offering on May 15, 1996, and the Company's common stock is traded on the Nasdaq National Market under the symbol GSII. As of August 31, 1998 the Company had approximately 128 shareholders of record.

     The following table shows the Company's high and low selling prices for the periods indicated as reported by NASDAQ:

                                                  1998
                                       --------------------------
     QUARTERS ENDED                      HIGH               LOW
     --------------                      ----               ---
     June 30, 1998                      $   4.62            $   3.50
     March 31, 1998                     $   6.00            $   3.87
     December 31, 1997                  $   6.00            $   3.37
     September 30, 1997                 $   5.81            $   3.31
     June 30, 1997                      $   7.25            $   3.38
     March 31, 1997                     $  10.00            $   6.50
     December 31, 1996                  $  12.00            $   6.25
     September 30, 1996                 $  16.00            $   8.00

DIVIDEND POLICY

The Company has not paid dividends on its common stock and has no present plans to do so. Provisions of the Company's bank line of credit prohibit the payment of dividends without the bank's permission.

ITEM 6.   SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:


                                                                                  YEARS ENDED JUNE 30,
                                                        1998              1997             1996             1995            1994
                                                       ------            ------           ------           ------          ------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Sales                                              $     5,193       $     4,090      $    6,165       $    2,437      $      789
 Guaranteed payments                                      1,635             4,896               -                -               -
                                                    -----------       -----------      ----------       ----------      ----------
 Total revenue                                            6,828             8,986           6,165            2,437             789
 Cost of Sales                                            3,565             2,385           2,772            1,262             600
                                                    -----------       -----------      ----------       ----------      ----------
          Gross profit                                    3,263             6,601           3,393            1,175             189
                                                    -----------       -----------      ----------       ----------      ----------
 Operating expenses:
     Research and development                             2,825             2,231           1,306              975             496
     Selling, general and administrative                 11,843             8,784           5,204            4,258           2,870
     Write-off of acquired in-process
        research and development                              -                 -           2,791                -               -
                                                    -----------       -----------      ----------       ----------      ----------
          Total operating expense                        14,668            11,015           9,301            5,233           3,366
                                                    -----------       -----------      ----------       ----------      ----------
          Operating loss                                (11,405)           (4,414)         (5,908)          (4,058)         (3,177)
 Interest and other income, net                           2,263             2,538             443                7              58
                                                    -----------       -----------      ----------       ----------      ----------
          Net loss                                  $    (9,142)      $    (1,876)     $   (5,465)      $   (4,051)     $   (3,119)
                                                    -----------       -----------      ----------       ----------      ----------
                                                    -----------       -----------      ----------       ----------      ----------
 Net loss per common share and per common
    share-assuming dilution                         $     (0.68)      $     (0.14)     $    (0.74)      $    (0.62)     $    (0.49)
                                                    -----------       -----------      ----------       ----------      ----------
                                                    -----------       -----------      ----------       ----------      ----------
 Shares used in computing net loss per
    common share and per common share-
    assuming dilution                                    13,373            13,197           7,411            6,496           6,313
                                                    -----------       -----------      ----------       ----------      ----------
                                                    -----------       -----------      ----------       ----------      ----------


BALANCE SHEET DATA:


                                                                                   JUNE 30,
                                                      ------------------------------------------------------------------
                                                       1998           1997           1996           1995           1994
                                                      ------         ------         ------         ------         ------
                                                                               (IN THOUSANDS)
Cash, cash equivalents and
     available-for-sale securities                $   37,469     $   43,731     $   49,790      $   4,541      $   2,301
Working capital                                       29,414         46,835         50,068          4,457          2,516
Total assets                                          42,824         51,062         52,767          6,245          3,525
Convertible redeemable preferred stock                     -              -             -          13,225          6,841
Accumulated deficit                                  (24,835)       (15,693)       (13,817)        (8,352)        (4,301)
Shareholders' equity (deficit)                    $   40,238     $   48,987     $   50,474      $  (8,316)     $  (4,279)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in April 1992, General Surgical Innovations ("GSI" or the "Company") has been engaged in the development, manufacturing and marketing of surgical balloon dissectors and related minimally invasive surgical instruments. GSI began commercial sales of its surgical balloon dissectors for hernia repair in September 1993. To date, the Company has received from the FDA seven 510(k) clearances for use of the Company's technology to perform dissection of tissue planes anywhere in the body using a broad range of balloon sizes and shapes. The Company currently sells products in the United States, Europe, Asia and South America for selected applications, such as hernia repair, saphenous vein harvesting, subfascial endoscopic perforator surgery, breast augmentation and reconstruction surgery, and tissue expansion.

     In December 1996, the Company entered into a five-year OEM supply agreement (the "Expanded EES Agreement") with Ethicon Endo-Surgery ("EES"), pursuant to which GSI granted EES worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- surgical balloon dissectors in the laparoscopic hernia repair and stress urinary incontinence ("SUI") markets. In February 1998, the Company and EES signed a non-exclusive distribution agreement for the laparoscopic hernia repair and stress urinary incontinence markets. This agreement supersedes the December 1996 Expanded EES Agreement.

     Additional sales in the United States are currently made through other distributors and a small direct sales force. The Company currently sells its products (other than for hernia and SUI applications) in international markets through other distributors, which resell to surgeons and hospitals. During fiscal year 1999, the Company plans to increase its direct sales force in the United States. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

     At present, the Company has exclusive distribution agreements with eight international distributors, including Baxter International, to distribute its cardiovascular products in 18 European countries.

     To date, the majority of the sales to distributors and by the Company's direct sales force have been for use in hernia repair procedures. While the Company has developed or is developing surgical balloon dissectors for stress urinary incontinence, vascular and plastic surgery, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through fiscal 1999.

     The Company has acquired rights to a significant number of patents from third parties, including rights that apply to the Company's current surgical balloon dissectors. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to 1-4% of sales of such products, which payments are expected to exceed certain minimum royalty payments due under the agreements with such parties. Total amounts charged to operations for royalties for the years ended June 30, 1998, 1997 and 1996 were $289,255, $356,831 and $241,065, respectively. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and results of operations.

     The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through fiscal 1999. The Company's sales to date have consisted primarily of surgical balloon dissectors for hernia repair. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of surgical balloon dissectors for other applications, the Company anticipates that it will be required to make significant additional expenditures in sales and marketing, and in research and development (including marketing-related clinical evaluations).

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

RESULTS OF OPERATIONS

     The following table sets forth certain data from the Company's consolidated statement of operations, expressed as a percentage of sales and guaranteed payments:

AS A PERCENTAGE OF SALES AND GUARANTEED PAYMENTS:


                                                                             YEARS ENDED JUNE 30,
                                                                      1998           1997           1996
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       76.1%           45.5%           97.8%
Guaranteed payments . . . . . . . . . . . . . . . . . . . . . .       23.9            54.5             2.2
                                                                  --------         -------         -------
Total revenue . . . . . . . . . . . . . . . . . . . . . . . . .      100.0%          100.0%          100.0%
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . .       52.2            26.5            45.0
                                                                  --------         -------         -------
         Gross profit . . . . . . . . . . . . . . . . . . . . .       47.8            73.5            55.0
Operating expenses:
    Research and development. . . . . . . . . . . . . . . . . .       41.4            24.8            21.2
    Selling, general and administrative . . . . . . . . . . . .      173.4            97.8            84.4
    Write-off of acquired in-process research and development .          -               -            45.3
                                                                  --------         -------         -------
         Total operating expenses . . . . . . . . . . . . . . .      214.8           122.6           150.9
                                                                  --------         -------         -------
         Operating loss . . . . . . . . . . . . . . . . . . . .     (167.0)          (49.1)          (95.9)
Interest and other income, net. . . . . . . . . . . . . . . . .       33.1            28.2             7.3
                                                                  --------         -------         -------
         Net loss . . . . . . . . . . . . . . . . . . . . . . .     (133.9)%         (20.9)%         (88.6)%
                                                                  --------         -------         -------
                                                                  --------         -------         -------

     YEARS ENDED JUNE 30, 1998 AND 1997

     SALES AND GUARANTEED PAYMENTS.    Sales and guaranteed payments totaled
$6.8 million in fiscal 1998, a decrease of $2.2 million or 24% below sales and guaranteed payments of $9.0 million in fiscal 1997. This decrease in revenue is in connection with the conversion of EES to a non-exclusive distributor, which eliminated future guaranteed payments. During fiscal 1998, $1.6 million in guaranteed payments was received from EES versus $4.9 million during fiscal 1997. Product sales accounted for $5.2 million of total revenues in fiscal 1998, which represents a 27% increase over fiscal 1997. This increase was a result of rapid growth in sales of the Company's vascular surgery products and plastic surgery products.

     COST OF SALES.    Cost of sales at $3.6 million in fiscal 1998 was 52%
of total revenues versus $2.4 million or 27% of total revenues in fiscal 1997. This increase was related to decreases in guaranteed payments by EES during fiscal 1998. Direct product costs were 69% of total product sales in fiscal 1998, an increase of 11% from fiscal 1997, as a result of underutilized manufacturing capacity in fiscal 1998.

     RESEARCH AND DEVELOPMENT EXPENSES.   Research and Development ("R&D")
expenses for fiscal 1998 increased 27% to $2.8 million versus $2.2 million for the year end June 30, 1997, as the Company continued to develop products for its vascular and hernia markets. The Company expects to continue to increase R&D expenses as it pursues additional market opportunities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, General and
Administrative ("SG&A") expenses were $11.8 million in fiscal year 1998, an increase of 35% as compared to $8.8 million in fiscal 1997. This increase is primarily related to continued litigation expenses related to the Origin Medsystems, Inc. ("Origin") infringement case. GSI expects some increases in SG&A expenses as the Company hires additional salespeople, the Company's level of sales increases and the Company continues to administratively support growth.

     NET LOSS.   The Company had a net loss of approximately $9.1 million in fiscal 1998 compared to a $1.9 million net loss in fiscal 1997, primarily due to the loss of the guaranteed payments from EES and increased operating expenses as the Company prepared for anticipated sales growth and aggressively defended its patent positions.

     YEARS ENDED JUNE 30, 1997 AND 1996

     SALES AND GUARANTEED PAYMENTS.    Sales and guaranteed payments totaled
$9.0 million in fiscal 1997, an increase of $2.8 million or 46% over sales and guaranteed payments of $6.2 million in fiscal 1996. This increase in revenue was due to guaranteed payments of $4.9 million from EES during its first year as the Company's major hernia product distributor. Product sales accounted for $4.1 million of total revenues in fiscal 1997, which represents a 34% decrease from fiscal 1996. This decrease reflects lower levels of sales in the hernia market due to competition in this market and the transition to EES as the Company's major distributor.

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

     RESEARCH AND DEVELOPMENT EXPENSES.   R&D expenses for fiscal 1997
increased 71% to $2.2 million versus $1.3 million for the year end June 30, 1996, as the Company continued to develop products for its expanding vascular market and developing orthopedic market.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   SG&A expenses were $8.8
million in fiscal year 1997, an increase of 69% as compared to $5.2 million in fiscal 1996. This increase was primarily related to expanding GSI's sales presence, both domestically and internationally, and increased litigation expenses related to the Origin infringement case.

     NET LOSS.   The Company had a net loss of approximately $1.9 million in fiscal 1997 compared to a $5.5 million net loss in fiscal 1996, primarily due to the effect of the guaranteed payments from EES and interest income.


QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth certain unaudited quarterly results of operations for the fiscal year ended June 30, 1998, as well as such data expressed as a percentage of the Company's total revenue. This information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normally recurring adjustments) necessary to fairly present this information when read in conjunction with the financial statements and notes thereto included herein. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.


                                                                      QUARTERS ENDED (IN THOUSANDS)
                                                      --------------------------------------------------------
                                                         6/30/98        3/31/98        12/31/97       9/30/97
                                                      -------------  -------------   -----------    ----------
                                                                                (UNAUDITED)
Sales . . . . . . . . . . . . . . . . . . . . . .     $     1,324      $     894    $     1,408   $     1,567
Guaranteed payments . . . . . . . . . . . . . . .               -              -            860           775
                                                      -----------      ---------    -----------   -----------
Total revenue . . . . . . . . . . . . . . . . . .           1,324            894          2,268         2,342
Cost of sales . . . . . . . . . . . . . . . . . .             821            602          1,186           956
                                                      -----------      ---------    -----------   -----------
         Gross profit . . . . . . . . . . . . . .             503            292          1,082         1,386
                                                      -----------      ---------    -----------   -----------
Operating Expenses:
    Research and development. . . . . . . . . . .             751            651            658           765
    Selling, general and administrative . . . . .           3,262          3,203          2,906         2,472
                                                      -----------      ---------    -----------   -----------
         Total operating expenses . . . . . . . .           4,013          3,854          3,564         3,237
                                                      -----------      ---------    -----------   -----------
         Operating loss . . . . . . . . . . . . .          (3,510)        (3,562)        (2,482)       (1,851)
Interest and other income, net. . . . . . . . . .             524            563            585           591
                                                      -----------      ---------    -----------   -----------
         Net loss . . . . . . . . . . . . . . . .     $    (2,986)     $  (2,999)   $    (1,897)  $    (1,260)
                                                      -----------      ---------    -----------   -----------
                                                      -----------      ---------    -----------   -----------


                                                                              QUARTERS ENDED
                                                         --------------------------------------------------------
                                                          6/30/98         3/31/98        12/31/97        9/30/97
                                                         ---------      ----------      ----------      ---------
                                                                               (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . . .          100.0%         100.0%          62.1%         66.9%
Guaranteed payments . . . . . . . . . . . . . . .              -              -           37.9          33.1
                                                          -------        -------        -------       -------
Total revenue . . . . . . . . . . . . . . . . . .          100.0          100.0          100.0         100.0
Cost of sales . . . . . . . . . . . . . . . . . .           62.0           67.3           52.3          40.8
                                                          -------        -------        -------       -------
    Gross profit. . . . . . . . . . . . . . . . .           38.0           32.7           47.7          59.2
                                                          -------        -------        -------       -------
Operating Expenses: . . . . . . . . . . . . . . .
  Research and development. . . . . . . . . . . .           56.7           72.8           29.0          32.7
  Selling, general and administrative . . . . . .          246.4          358.3          128.1         105.5
                                                          -------        -------        -------       -------
  Total operating expenses. . . . . . . . . . . .          303.1           431.1         157.1         138.2
                                                          -------        -------        -------       -------
    Operating loss. . . . . . . . . . . . . . . .          (265.1)        (398.4)        (109.4)        (79.0)
Interest and other income (expense), net. . . . .            39.6          63.0           25.8          25.2
                                                          -------        -------        -------       -------
    Net loss. . . . . . . . . . . . . . . . . . .          (225.5)%       (335.4)%        (83.6)%       (53.8)%
                                                          -------        -------        -------       -------
                                                          -------        -------        -------       -------


     The Company anticipates that its results of operations may fluctuate from quarter to quarter due to several factors, including (i) fluctuations in purchases of the Company's products by its distributors, (ii) the ability of the Company's distributors to effectively promote and sell the Company's products, (iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (iv) the mix of sales among distributors and the Company's direct sales force, (v) the timing and cost of increasing the Company's direct domestic sales force, (vi) the expansion of the Company's distribution network, (vii) new product introductions by the Company and its competitors, (viii) fluctuations in revenues among different product lines and markets, (ix) timing of patent and regulatory approvals, if any, (x) intellectual property litigation, (xi) timing and growth of operating expenses and (xii) general market conditions. In addition, announcements or expected announcements by the Company, its competitors or its distributors of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible to make. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis, if at all, or that its growth, if any, will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's common stock would likely be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $24.8 million at June 30, 1998. The Company has funded its operations primarily through the sale of equity securities. From its inception through June 30, 1998, the Company raised approximately $15.5 million through the private placement of equity securities, and approximately $46.9 million (net of underwriting discounts and commissions) in an initial public offering.

     Net cash used in operating activities in 1998 was approximately $5,541,000, which consisted mainly of the Company's net loss for the year of $9,142,000, offset by depreciation and amortization charges of $1,049,000 and decreases in accounts receivable of $1,064,000. Net cash provided by investing activities totaled approximately $15,576,000. Proceeds from sales and maturities of available-for-sale securities of $38,792,000 was somewhat offset by purchases of available-for-sale securities of $22,766,000. Net cash provided by financing activities was approximately $19,000, which consisted of $201,000 in proceeds from the issuance of common stock, offset by $182,000 in payments on capital lease obligations and bank borrowings.

     As of June 30, 1998, the Company's principal source of liquidity consists of cash, cash equivalents and investments of $37.5 million. In addition, the Company has a bank line of credit available for $5.0 million.

As of June 30, 1998, the Company has no amounts outstanding under this line. The Company also has equipment loans with a balance of approximately $185,000 under a previous bank line of credit.

     The Company expects to incur additional costs, including costs related to increased sales and marketing activities, increased research and development, additional marketing-related clinical evaluations, and costs to defend its patent positions. The Company believes that its current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through calendar year 2000. The Company may seek additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that additional financing, if sought, will be available on satisfactory terms or at all.

YEAR 2000 COMPLIANCE

     The Year 2000 ("Y2K") issue arises from computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions or delays in the Company's activities and operations. If the Company, its key customers or suppliers fail to make necessary modifications to their information technology or non-information technology systems on a timely basis, the Y2K issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time.

     In January 1998 the Company began to evaluate and assess the Company's information technology and non-information technology systems for compliance with the Y2K issue. The Company intends to fix or replace noncompliant software and systems by March 31, 1999, but there can be no assurance that such fixes or replacements will occur by such date. The Company is currently conducting testing and remediation activities on its systems, and intends to survey major customers and suppliers to assess their systems' compliance as well as their systems' compatability with the Company's existing or projected compliant systems. There can be no assurance that there will not be an adverse material effect on the Company's business, financial condition or results of operations if the Company or its suppliers or customers do not convert or replace their systems in a timely manner to comply with the Y2K issue.

     The Company's costs related to the Y2K issue are funded through operating cash flows. Through fiscal 1998, the Company expended approximately $5,000 in evaluating and planning. The Company estimates total costs to be between $50,000 and $100,000 for fixing and replacing noncompliant systems, including the cost of new software and modifying the applicable code of existing software. The Company currently believes that the total cost of achieving Y2K compliant systems will not be material to its business, financial condition or results of operations. In the event that the Company will be unable to achieve Y2K compliance in a timely manner with existing personnel, as a contingency the Company expects to hire outside Y2K solution providers to assist in achieving such compliance.

     Time and cost estimates are based on currently available information. Factors that could affect these estimates include, but are not limited to, the availability and cost of trained personnel to evaluate and implement the changes, the ability to locate and correct all noncompliant systems, and the ability of the Company's customers and suppliers to successfully implement Y2K compliant systems or fixes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company had no holdings of derivative financial or commodity instruments at June 30, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At June 30, 1998 the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

FACTORS AFFECTING FUTURE RESULTS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included herein.

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically the Company wishes to alert readers that, except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, market demand for the Company's products, the Company's ability to shift market focus successfully, the timing of orders and shipments, the timely development and market acceptance of new products and surgical procedures, the impact of performance of the Company's distributors, the Company's ability to further expand into international markets, public policy relating to health care reform in the United States and other countries, approval of its products by government agencies such as the United States Food and Drug Administration, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein. The factors listed below under "Factors Affecting Future Results," as well as other factors, have in the past affected, and could in the future affect, the Company's actual results and could cause the Companys results for future periods to differ materially from those expressed in any forward-looking statements contained in the following discussion.

     LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of June 30, 1998, the Company had an accumulated deficit of $24.8 million. The Company's net operating losses for the fiscal years ending June 30, 1998, 1997 and 1996 were $9.1 million, $1.9 million and $5.5 million, respectively. The Company expects to continue to incur operating losses on a quarterly and annual basis through at least fiscal 1999. Due to the Company's limited operating history there can be no assurance of sales growth or profitability in the future. The Company intends to increase its investments in research and development, sales and marketing, marketing-related clinical evaluations and related infrastructure. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if sales do not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must respond to competitive developments, continue to attract, retain and motivate qualified persons and successfully commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Company Strategy."

     DEPENDENCE UPON BALLOON DISSECTION PRODUCTS; RISK OF TECHNOLOGICAL OBSOLESCENCE. Nearly all of the Company's sales since inception have been derived from sales of its balloon dissection products, with a substantial portion derived from sales for hernia repair procedures. Failure of the Company to develop successfully and commercialize balloon dissection products for applications other than hernia repair could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company's products depends on the market acceptance of and demand for the Company's products and related procedures, the nature of the technological advances inherent in the product designs, reduction in patient trauma or other benefits provided by such products, continued adoption of minimally invasive surgery ("MIS") procedures by surgeons, reimbursement for the Company's products by health care payors and the Company's receipt of regulatory approvals. There can be no assurance that the Company's products will have the required technical characteristics, that the Company's products will provide adequate patient benefits, that marketing-related clinical evaluations results will be favorable, that surgeons will continue to adopt MIS procedures, that recently-introduced products or future products of the Company or related procedures will gain market acceptance, or that required regulatory approvals will be obtained. The failure to achieve any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent demand for the Company's surgical balloon dissectors for hernia repair declines and the Company's newly-introduced products are not commercially accepted or its existing products are not developed for new procedures, there could be a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Applications of Balloon Dissection Technology," and "- Additional Products Under Development."

     DEPENDENCE ON KEY DISTRIBUTORS. In February 1998, the Company replaced its five-year OEM supply agreement with EES with a non-exclusive distribution agreement which granted EES worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- surgical balloon dissectors in the laparoscopic hernia repair and urinary stress incontinence ("USI") markets. This new EES agreement does not provide for any minimum payments from EES to the Company. In December 1997, the Company entered into a four year distribution agreement with Genzyme Surgical Products Corporation ("Genzyme"). Under the agreement, Genzyme has exclusive rights to market and distribute GSI's surgical balloon dissection systems worldwide for use in plastic surgery (reconstructive and aesthetic) procedures.

     The Company's products are sold internationally to hospitals, surgeons and specialists through EES and independent distributors in Europe, Asia, Latin America and the Middle East. In June 1997, GSI entered into an exclusive agreement with Japan Lifeline to market and distribute in Japan GSI's balloon dissection systems for use in vascular procedures. Japan Lifeline is expected to begin distribution of the GSI balloon dissection systems following receipt of the Japanese Ministry of Health and Welfare approval, which the Company expects to occur in fiscal 1999.

     During the third quarter of fiscal year 1998, the Company expanded its international distribution network by adding eight international distributors, including Baxter International, to distribute its cardiovascular products. Although the Company intends to continue to establish additional distributorships in the United States and internationally for products in areas other than certain plastic surgery procedures, there can be no assurance that recently appointed distributors will be successful, or that efforts to establish additional distributors will be successful. Failure of current distributors to succeed, or failure to add additional distributors to its distribution network, could have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED MARKETING AND DIRECT SALES EXPERIENCE. The Company has only limited experience marketing and selling its products through its direct sales force, and has sold its products in commercial quantities through its direct sales force to the hernia market and, to a lesser degree, to the cardiovascular and cosmetic and reconstructive surgery markets. The Company intends to establish relationships with additional distribution partners, and there can be no assurance that the Company will be successful in establishing such relationships on commercially reasonable terms, if at all. The failure to establish and maintain an effective distribution channel for the Company's products, or establish and retain qualified and effective sales personnel to support commercial sales of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business -- Marketing, Sales and Distribution."

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

     The Company further believes that the ability of health care providers to obtain adequate reimbursement for procedures using the Company's SPACEMAKER-Registered Trademark- balloon dissection products and related instruments will be critical to market acceptance of the Company's products. Although the Company believes that procedures using its balloon dissection products currently may be reimbursed in the United States under certain existing procedure codes, there can be no assurance that such procedure codes will remain available or that reimbursement under these codes will be adequate. The Company has limited experience in obtaining third-party reimbursement, and the failure to obtain reimbursement for some or all of its products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Third-Party Reimbursement."

     The Company introduced its surgical balloon dissectors in late 1993 and to date there has been relatively little education among surgeons about the benefits of balloon dissection technology. Furthermore, because of the novelty of balloon dissection procedures, many surgeons and surgeons' assistants have not developed the requisite skills to perform balloon dissection procedures. To the extent that laparoscopic techniques are adopted slowly, that surgical balloon dissectors are incorporated into laparoscopic techniques less often or that surgeons are unwilling or unable to develop the skills necessary to utilize surgical balloon dissectors, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business --Marketing, Sales and Distribution."

     FLUCTUATIONS IN QUARTERLY RESULTS. Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) fluctuations in purchases of the Company's products by its distributors, (ii) the ability of the Company's distributors to effectively promote and sell the Company's products, (iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (iv) the mix of sales among distributors and the Company's direct sales force, (v) the timing and cost of increasing the Company's direct domestic sales force, (vi) the expansion of the Company's distribution network, (vii) new product introductions by the Company and its competitors,
(viii) fluctuations in revenues among different product lines and markets,
(ix) timing of patent and regulatory approvals, if any, (x) intellectual property litigation, (xi) timing and growth of operating expenses and (xii) general market conditions. In December 1996, the Company entered into the Expanded Ethicon Agreement, pursuant to which EES made approximately $4.9 million in guaranteed payments to the Company in fiscal year 1997, which constituted 54% of revenues for fiscal year 1997 and payments by mutual consent of $775,000 in the first quarter of fiscal year 1998 and $860,000 in the second quarter of fiscal 1998. The company and EES entered into a nonexclusive distribution agreement for the laparoscopic hernia repair and urinary stress incontinence markets in February 1998, which supersedes the Expanded Ethicon Agreement. The Company anticipates that sales to EES may decrease in the future. Failure by EES to achieve certain levels of sales growth or purchases could adversely affect the Company's operating results. In addition, announcements or expected announcements by the Company, its competitors or its distributor of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis, if at all, or that its growth, if any, will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties.

      In May 1996, Origin MedSystems, Inc. ("Origin"), a unit of Guidant Corporation filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California. That suit was resolved in GSI's favor by judgment entered on May 15, 1998, finding Origin's patent unenforceable. Origin's appeal of that judgment is pending and is expected to be decided in 1999.

      In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153. In September 1997, the Company filed an action against Origin alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,667,520. Both actions are still pending. Discovery has been completed in the first case, and is near completion in the second case. At present, the first of these actions is scheduled for trial in early 1999, and the second is expected to go to trial later in 1999. While the Company believes it will be successful in these proceedings, there can be no assurance of such success.

      GSI is also involved in an interference proceeding in the U.S. Patent Office to determine whether certain subject matter was first invented by GSI and whether Origin improperly filed a patent application based on information received from GSI's inventor. Failure of the Company to prevail in such interference proceeding would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The patent laws of European and certain other foreign countries generally do not allow for the issuance of patents for methods of surgery on the human body. Accordingly, the ability of the Company to gain patent protection for its methods of tissue dissection will be significantly limited. As a result, there can be no assurance that the Company will be able to develop a patent portfolio in Europe or that the scope of any patent protection will provide competitive advantages to the Company. See "Business -- Patents and Proprietary Rights."

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

     COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. Competition in the market for medical devices used in tissue dissection surgical procedures is intense and is expected to increase. The Company competes primarily with other producers of MIS tissue dissection instruments. Origin, a subsidiary of Guidant Corporation, and others currently compete against the Company in the development, production and marketing of MIS tissue dissection instruments and tissue dissection technology. To the extent that surgeons elect to use open surgical procedures rather than MIS, the Company also competes with producers of tissue dissection instruments used in open surgical procedures, such as blunt dissectors or graspers. A number of companies currently compete against the Company in the development, production and marketing of tissue dissection instruments and technology for open surgical procedures. In addition, the Company indirectly competes with producers of therapeutic drugs, when such drugs are used as an alternative to surgery. Many of the Company's competitors have substantially greater capital resources, name recognition, expertise in research and development, manufacturing and marketing and obtaining regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing balloon dissection systems or competing technologies that are more effective than products marketed by the Company or that render the Company's technology obsolete. Additionally, even if the Company's products provide performance comparable to competing products or procedures, there can be no assurance that the Company will be able to obtain necessary regulatory approvals or compete against competitors in terms of price, manufacturing, marketing and sales.

     Many of the alternative treatments for medical indications that can be treated by surgical balloon dissectors and laparoscopic surgery are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies could make such other therapies more effective or cost-effective than surgical balloon dissectors and minimally invasive surgery, and could render the Company's technology non-competitive or obsolete. There can be no assurance that surgeons will use MIS to replace or supplement established treatments or that MIS will remain competitive with current or future treatments. The failure of surgeons to adopt MIS could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition to the Company's development of its surgical balloon dissectors, the Company has also developed surgical instruments for use in MIS. There can be no assurance that the Company's surgical instruments will successfully compete with those manufactured by other producers of such surgical instruments. The failure to achieve commercial market acceptance of such surgical instruments could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Competition."

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

     Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's surgical balloon dissectors and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. Currently, the Company has been informed by its international distributors that the surgical balloon dissectors have been approved for reimbursement in many of the countries in which the Company markets its products. Obtaining reimbursement approvals can require 12 to 18 months or longer. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

     Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy of the procedure and the utility and cost of the Company's products. There can be no assurance that surgeons will support and advocate reimbursement for use of the Company's systems for all applications intended by the Company. Failure by surgeons, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Third-Party Reimbursement."

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

     Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The SPACEMAKER-Registered Trademark- I platform, SPACEMAKER-Registered Trademark- II platform, SPACEMAKER-Registered Trademark-Plastics platform, SPACEMAKER-Registered Trademark- SAPHtrak -Registered Trademark- platform and KnotMaker-TM- product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, when tissue dissection is required. The Company has promoted these products for surgical applications (e.g., hernia repair, subfascial endoscopic perforator surgery, breast augmentation and reconstruction, treatment of stress urinary incontinence, and saphenous vein harvesting), and may in the future promote these products for the dissection required for additional selected applications (e.g., tissue dissection/expansion and a variety of orthopedic procedures such as anterior spinal fusion and long-bone plating). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

     In order to continue selling its products within the European Economic Area following June 14, 1998, the Company has achieved compliance with the requirements of the Medical Devices Directive and affixes CE markings on its products to attest to such compliance. The Company received this marking in August, 1997.

     LIMITED MANUFACTURING EXPERIENCE. The Company has only limited experience in manufacturing its products in commercial quantities. The Company intends to scale up its production of new products . However, manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties experienced by the Company in manufacturing scale-up and manufacturing difficulties could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be successful in scaling up or that it will not experience manufacturing difficulties or product recalls in the future.

     DEPENDENCE ON SINGLE SOURCE SUPPLIERS; LACK OF CONTRACTUAL ARRANGEMENTS. The Company currently relies upon single source suppliers for several components of its balloon dissection products, and in most cases there are no formal supply contracts. There can be no assurance that the component materials obtained from single source suppliers will continue to be available in adequate quantities or, if required, that the Company will be able to locate alternative sources of such component materials on a timely basis to market its products, if at all. In addition, there can be no assurance that the single source suppliers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The failure to obtain sufficient quantities and qualities of such component materials, or the loss of any of the Company's single source suppliers, could cause a delay in GSI's ability to fulfill orders while it attempts to identify and certify a replacement supplier, if any, and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing."

     PRODUCT LIABILITY RISK AND PRODUCT RECALL; LIMITED INSURANCE COVERAGE. The Company's business exposes it to potential product liability risks or product recalls that are inherent in the design, development, manufacture and marketing of medical devices, in the event the use of the Company's products cause or are alleged to have caused adverse effects on a patient or such products are believed to be defective. The Company's products are designed to be used in certain procedures where there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or may in the future receive, regulatory clearance for commercial sale. As a result, there can be no assurance that the Company's product liability insurance is adequate or that such insurance coverage will continue to be available on commercially reasonable terms or at all. Particularly given the lack of data regarding the long-term results of the use of balloon dissection products, there can be no assurance the Company will avoid significant product liability claims. Consequently, a product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations. See
"Business -- Product Liability and Insurance."

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. Sales outside of the United States accounted for approximately .4% and .5% of the Company's sales in fiscal 1998 and 1997, respectively. The Company expects that international sales will represent an increasing portion of revenue in the future. The Company intends to continue to expand its sales outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of selling internationally. These risks include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, reduced protection for intellectual property rights, and the burdens of complying with a variety of foreign laws. In addition, because all of the Company's sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. There can be no assurance that regulatory, currency and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices. See "Business -- Marketing, Sales and Distribution."

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

     YEAR 2000 COMPLIANCE. The Year 2000 ("Y2K") issue arises from computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions or delays in the Company's activities and operations. If the Company, its key customers or suppliers fail to make necessary modifications to their information technology or non-information technology systems on a timely basis, the Y2K issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time.

     In January 1998 the Company began to evaluate and assess the Company's information technology and non-information technology systems for compliance with the Y2K issue. The Company intends to fix or replace noncompliant software and systems by March 31, 1999, but there can be no assurance that such fixes or replacements will occur by such date. The Company is currently conducting testing and remediation activities on its systems, and intends to survey major customers and suppliers to assess their systems' compliance as well as their systems' compatability with the Company's existing or projected compliant systems. There can be no assurance that there will not be an adverse material effect on the Company's business, financial condition or results of operations if the Company or its suppliers or customers do not convert or replace their systems in a timely manner to comply with the Y2K issue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance".

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements as of June 30, 1998 and 1997 and for each of the three years ending June 30, 1998, June 30, 1997 and June 30, 1996 are included in this Form 10-K starting at page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                       PART III


     Certain information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Shareholders to be held November 19, 1998, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information regarding the Company's directors will be set forth under the caption "Election of Directors -- Nominees" in the Company's proxy statement and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

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

                                       PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       PAGE
(a)  (1)       Financial Statements:
               Report of Independent Accountants . . . . . . . . . . . .38
               Balance Sheets. . . . . . . . . . . . . . . . . . . . . .39
               Statements of Operations and Comprehensive Loss . . . . .40
               Statements of Shareholders' Equity (Deficit). . . . . . .41
               Statements of Cash Flows. . . . . . . . . . . . . . . . .42
               Notes to Financial Statements . . . . . . . . . . . . . .43
     (2)       Financial Statement Schedules:
               Independent Accountants' Report on Schedule . . . . . . .S1
               II-Valuation and Qualifying Accounts. . . . . . . . . . .S2

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number         Description

3.2(1)         Amended and Restated Articles of Incorporation of Company.

3.4(1)         By-laws of  Company, as amended.

4.2(2)         Shareholder Rights Plan.

10.1(1)        Form of Indemnification Agreement.

10.2(1)        1992 Stock Option Plan and form of Agreement.

10.3(1)        1996 Employee Stock Purchase Plan and form of Subscription
               Agreement.

10.4(1)        1995 Directors' Stock Option Plan and form of Option Agreement.

10.5(1) Third Amended and Restated Registration Rights Agreement among the Company and certain security holders of the Company dated as of March 21, 1996.

10.6(1) Commercial Security Agreement and Promissory Note dated as of December 15, 1994 between Silicon Valley Bank and the Company.

10.7(1) Sublease dated July 13, 1994, Sublease Amendment dated November 4, 1995 and Sublease Second Amendment dated March 15, 1996 between the Company and CV Therapeutics, Inc.

10.8(1)(3)     Agreement and Plan of Reorganization dated as of October 1, 1995, by and among the Company, General Surgical Acquisition
               Corporation and Adjacent Surgical, Inc.

10.9(1) Merger Agreement dated February 12, 1996 by and among Adjacent Surgical, Inc. , Thomas J. Fogarty, Fogarty Engineering and the Company.

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

10.22(4)       Real Estate Lease between Berg & Berg Developers and the Company.

10.23(5) Form of change of Control Agreement between the Company and Executive Officers dated January 20, 1998.

10.24(5) Termination, Release and Distribution Agreement between the Company and Ethicon Endo-Surgery, Inc. dated February 23, 1998.

23.1           Consent of PricewaterhouseCoopers LLP Independent Accountants.

25.1           Power of Attorney (see p. 54).

27.1           Financial Data Schedule.

--------------------------------------------------------------------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 and Amendments thereto (File No. 333-2774), which became effective on May 10, 1996.
(2) Incorporated by reference to identically numbered exhibits filed in response to item 2, "Exhibits," of the Company's Registration Statement on Form 8-A (File No. 000-28448), filed with the Commission on May 13, 1997.
(3) Confidential treatment has been granted with regard to certain portions of this exhibit.
(4) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the

          Company's Quarterly Report on Form 10-Q, filed with the Commission on February 14, 1997 (File no. 000-28448).

(5) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 14, 1998 (File no. 000-28448).

(b) REPORTS ON FORM 8-K: The Company filed no reports on form 8-K during the quarter ended June 30, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Shareholders
General Surgical Innovations, Inc.:


     In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of General Surgical Innovations, Inc. at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                          PricewaterhouseCoopers LLP


San Jose, California
July 29, 1998

                          GENERAL SURGICAL INNOVATIONS, INC.
                                   BALANCE SHEETS
                        (in thousands, except per share data)


                                                                          June 30,
                                                                    ---------------------
                                                                      1998        1997
                                                                    --------     --------
                                     ASSETS

Current assets:
     Cash and cash equivalents .................................    $ 17,954     $  7,900
     Available-for-sale securities .............................      10,743       35,831
     Accounts receivable, net of allowance for doubtful
       accounts of $72 in 1998 and $47 in 1997 .................       1,043        2,131
     Inventories ...............................................       1,284        1,717
     Prepaid expenses and other current assets .................         733          971
                                                                    --------     --------
       Total current assets ....................................      31,757       48,550

Available-for-sale  securities, non-current ....................       8,772         --
Property and equipment, net ....................................       2,101        2,251
Intangible and other assets, net ...............................         194          261
                                                                    --------     --------
          Total assets .........................................    $ 42,824     $ 51,062
                                                                    --------     --------
                                                                    --------     --------
                                 LIABILITIES


Current liabilities:
     Accounts payable ..........................................    $    910     $    504
     Accrued liabilities .......................................       1,316        1,044
     Capital leases ............................................          14         --
     Bank borrowings ...........................................         103          167
                                                                    --------     --------
       Total current liabilities ...............................       2,343        1,715
Other long-term liabilities ....................................         149          175
Capital leases, less current portion ...........................          12         --
Bank borrowings, less current portion ..........................          82          185
                                                                    --------     --------
          Total liabilities ....................................       2,586        2,075
Commitments and Contingencies (Note 5)



                           SHAREHOLDERS' EQUITY


Preferred stock, $.001 par value:
     Authorized: 2,000 shares; issued and outstanding: none ....        --           --
Common stock, $.001 par value:
     Authorized: 50,000 shares; issued and outstanding:
       13,435 on June 30, 1998, and 13,291 on June 30, 1997  ...          13           13
Additional paid-in capital .....................................      65,290       65,089
Notes receivable from shareholders .............................         (87)         (87)
Deferred compensation, net .....................................        (159)        (297)
Accumulated other comprehensive income (loss)  .................          16          (38)
Accumulated deficit ............................................     (24,835)     (15,693)
                                                                    --------     --------
     Total shareholders' equity ................................      40,238       48,987
                                                                    --------     --------
       Total liabilities and shareholders' equity ..............    $ 42,824     $ 51,062
                                                                    --------     --------
                                                                    --------     --------



   The accompanying notes are an integral part of these financial statements.

                          GENERAL SURGICAL INNOVATIONS, INC.

                   STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                        (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                      YEARS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                 1998         1997        1996
                                                                               --------     --------     --------
Sales .....................................................................    $  5,193     $  4,090     $  6,165
Guaranteed payments .......................................................       1,635        4,896         --
                                                                               --------     --------     --------
Total revenue .............................................................       6,828        8,986        6,165
Cost of sales .............................................................       3,565        2,385        2,772
                                                                               --------     --------     --------
         Gross profit .....................................................       3,263        6,601        3,393
                                                                               --------     --------     --------
Operating expenses:
    Research and development ..............................................       2,825        2,231        1,306
    Sales and marketing ...................................................       4,911        4,906        3,609
    General and administrative ............................................       6,932        3,878        1,595
    Write-off of acquired in-process research and development .............        --           --          2,791
                                                                               --------     --------     --------
         Total operating expenses .........................................      14,668       11,015        9,301
                                                                               --------     --------     --------
         Operating loss ...................................................     (11,405)      (4,414)      (5,908)
                                                                               --------     --------     --------
Interest income ...........................................................       2,308        2,572          443
Interest expense ..........................................................         (38)         (47)         (48)
Other income (expense), net ...............................................          (7)          13           48
                                                                               --------     --------     --------
         Net loss .........................................................      (9,142)      (1,876)      (5,465)

Other comprehensive income (loss):
    Change in unrealized gain or loss on available-for-sale securities ....          54          (39)           1
                                                                               --------     --------     --------
    Comprehensive loss ....................................................    $ (9,088)    $ (1,915)    $ (5,464)
                                                                               --------     --------     --------
                                                                               --------     --------     --------
Net loss per common share and per common share-assuming
    dilution ..............................................................    $  (0.68)    $  (0.14)    $  (0.74)
                                                                               --------     --------     --------
                                                                               --------     --------     --------
Shares used in computing net loss per common share and per
    common share-assuming dilution ........................................      13,373       13,197        7,411
                                                                               --------     --------     --------
                                                                               --------     --------     --------

   The accompanying notes are an integral part of these financial statements.

                       GENERAL SURGICAL INNOVATIONS, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE YEARS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                                                                                              Notes
                                                                                           Additional       Receivable
                                                                  Common Stock              Paid-in            From
                                                             Shares          Amount         Capital         Shareholders
                                                             ------         --------        --------        ------------
Balances, June 30, 1995 ...........................           3,490         $      3        $    153         $   (120)
     Exercise of stock options ....................              33             --                14             --
     Issuance of common stock .....................             254             --             1,388             --
     Issuance of common stock in connection
       with public offering at $15.00 per share,
       net of issuance costs of $4,810 ............           3,450                4          46,920             --
     Conversion of convertible redeemable
       preferred into common stock ................           5,834                6          15,541             --
     Conversion of note payable into common
       stock ......................................              72             --               269             --
     Deferred compensation related to stock options            --               --               600             --
     Amortization of deferred compensation ........            --               --              --               --
     Change in unrealized gain on available-for-
       sale securities ............................            --               --              --               --
     Payment of shareholders' notes receivable ....            --               --              --                  8
     Net loss .....................................            --               --              --               --
                                                             ------         --------        --------         --------
Balances, June 30, 1996 ...........................          13,133               13          64,885             (112)
     Exercise of stock options ....................             148             --                67             --
     Exercise of stock options with notes
       receivable .................................              23             --                11              (11)
     Issuance of common stock in connection
       with employee stock purchase plan ..........              18             --               135             --
     Repurchase of common stock ...................             (31)            --                (9)               9
     Amortization of deferred compensation ........            --               --              --               --
     Change in unrealized loss on available-for-
       sale securities ............................            --               --              --               --
     Payment of shareholders' notes receivable ....            --               --              --                 27
     Net loss .....................................            --               --              --               --
                                                             ------         --------        --------         --------
Balances, June 30, 1997 ...........................          13,291               13          65,089              (87)
     Exercise of stock options ....................             128             --               129             --
     Issuance of common stock in connection
       with employee stock purchase plan ..........              16             --                72             --
     Amortization of deferred compensation ........            --               --              --               --
     Change in unrealized gain on available-for-
       sale securities ............................            --               --              --               --
     Net loss .....................................            --               --              --               --
                                                             ------         --------        --------         --------
Balances, June 30, 1998 ...........................          13,435         $     13        $ 65,290         $    (87)
                                                             ------         --------        --------         --------
                                                             ------         --------        --------         --------

                                                                          Accumulated
                                                                             Other
                                                          Deferred        Comprehensive      Accumulated
                                                         Compensation     Income (Loss)       Deficit           Total
                                                         ------------     -------------      -----------        -----
Balances, June 30, 1995 ...........................        $   --           $   --           $ (8,352)        $ (8,316)
     Exercise of stock options ....................            --               --               --                 14
     Issuance of common stock .....................            --               --               --              1,388
     Issuance of common stock in connection
       with public offering at $15.00 per share,
       net of issuance costs of $4,810 ............            --               --               --             46,924
     Conversion of convertible redeemable
       preferred into common stock ................            --               --               --             15,547
     Conversion of note payable into common
       stock ......................................            --               --               --                269
     Deferred compensation related to stock options            (600)            --               --               --
     Amortization of deferred compensation ........             104             --               --                104
     Change in unrealized gain on available-for-
       sale securities ............................            --                  1             --                  1
     Payment of shareholders' notes receivable ....            --               --               --                  8
     Net loss .....................................            --               --             (5,465)          (5,465)
                                                             ------         --------         --------         --------
Balances, June 30, 1996 ...........................            (496)               1          (13,817)          50,474
     Exercise of stock options ....................            --               --               --                 67
     Exercise of stock options with notes
       receivable .................................            --               --               --               --
     Issuance of common stock in connection
       with employee stock purchase plan ..........            --               --               --                135
     Repurchase of common stock ...................            --               --               --               --
     Amortization of deferred compensation ........             199             --               --                199
     Change in unrealized loss on available-for-
       sale securities ............................            --                (39)            --                (39)
     Payment of shareholders' notes receivable ....            --               --               --                 27
     Net loss .....................................            --               --             (1,876)          (1,876)
                                                             ------         --------         --------         --------
Balances, June 30, 1997 ...........................            (297)             (38)         (15,693)          48,987
     Exercise of stock options ....................            --               --               --                129
     Issuance of common stock in connection
       with employee stock purchase plan ..........            --               --               --                 72
     Amortization of deferred compensation ........             138             --               --                138
     Change in unrealized gain on available-for-
       sale securities ............................            --                 54             --                 54
     Net loss .....................................            --               --             (9,142)          (9,142)
                                                             ------         --------         --------         --------
Balances, June 30, 1998 ...........................        $   (159)        $     16         $(24,835)        $ 40,238
                                                             ------         --------         --------         --------
                                                             ------         --------         --------         --------


   The accompanying notes are an integral part of these financial statements.

                       GENERAL SURGICAL INNOVATIONS, INC.
                            Statements of Cash Flows
                                 (in thousands)


                                                                                       YEARS ENDED JUNE 30,
                                                                             ------------------------------------------
                                                                               1998             1997             1996
                                                                             --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................        $ (9,142)        $ (1,876)        $ (5,465)
Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of deferred compensation ..........................             138              199              104
     Depreciation and amortization ..................................           1,049              889              346
     Provision for uncollectible accounts ...........................              25              (31)              68
     Loss on write-off of fixed assets ..............................               7               38                3
     Provision for excess and obsolete inventory ....................              43               57             --
     Write-off of acquired in-process research and development ......            --               --              2,791

     Changes in operating assets and liabilities:
        Accounts receivable .........................................           1,064           (1,227)            (685)
        Inventory ...................................................             390           (1,074)            (281)
        Prepaid expenses and other current assets ...................             238             (533)            (351)
        Intangible and other assets .................................              (5)             (69)              (3)
        Accounts payable ............................................             406             (110)            (202)
        Accrued and other liabilities ...............................             246              127              565
        Deferred revenue ............................................            --               (100)            (133)
                                                                             --------         --------         --------
          Net cash used in operating activities .....................          (5,541)          (3,710)          (3,243)
                                                                             --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities ..........................         (22,766)         (54,335)         (21,450)
Proceeds from sales and maturities of available-for-sale securities .          38,792           39,467             --
Acquisition of property and equipment ...............................            (450)          (2,018)            (337)
Disposal of fixed assets ............................................            --                 63               39
Cash received on acquisition of Adjacent Surgical, Inc. .............            --               --                 21
                                                                             --------         --------         --------
          Net cash provided by (used in) investing activities .......          15,576          (16,823)         (21,727)
                                                                             --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series D convertible redeemable
   preferred stock ..................................................            --               --              1,754
Proceeds from issuance of common stock, net of issuance costs .......             201              202           46,938
Proceeds from payment on shareholders' notes receivable .............            --                 27                8
Principal payments on note payable ..................................            --               --               (140)
Proceeds from bank borrowings .......................................            --               --                787
Payments on capital lease obligations ...............................             (15)            --               --
Principal payments on bank borrowings ...............................            (167)            (135)            (579)
                                                                             --------         --------         --------
          Net cash provided by financing activities .................              19               94           48,768
                                                                             --------         --------         --------
Net increase (decrease) in cash and cash equivalents ................          10,054          (20,439)          23,798
Cash and cash equivalents, beginning of year ........................           7,900           28,339            4,541
                                                                             --------         --------         --------
Cash and cash equivalents, end of year ..............................        $ 17,954         $  7,900         $ 28,339
                                                                             --------         --------         --------
                                                                             --------         --------         --------
Cash paid during the period for:

     Interest .......................................................        $     38         $     51         $     37
     Taxes ..........................................................        $   --           $      1         $      1

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for notes receivable .......................        $   --           $     11         $   --
Repurchase of common stock for notes receivable .....................        $   --           $      9         $   --
Change in unrealized gain or loss on available-for-sale securities ..        $     54         $     39         $      1
Property acquired under capital leases ..............................        $     41         $   --           $   --


   The accompanying notes are an integral part of these financial statements.

                       GENERAL SURGICAL INNOVATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY:

     General Surgical Innovations, Inc. ("the Company") was incorporated on April 13, 1992, to engage in the development, manufacturing and marketing of medical device surgical balloon dissectors which create new working spaces between natural tissue planes in the human body. The company sells products in the United States, Europe, Asia and South America, through its direct sales force and key distributors. While the Company has developed or is developing surgical balloon dissectors for stress urinary incontinence, vascular, and plastic surgery, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through fiscal 1999.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     RECLASSIFICATION:
     Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no impact on previously reported working capital, operating income, or net income.

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS:

     The Company considers investments with an original maturity of 90 days or less as of the date of purchase to be cash equivalents.

     AVAILABLE-FOR-SALE SECURITIES:

     The Company has classified its investments as "available-for-sale." Such investments are recorded at fair value, and unrealized holding gains and losses are recorded net of related taxes as a separate component of shareholders' equity. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method. All investments with maturity dates greater than 365 days are classified as non-current.

     INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis.

     PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Furniture, fixtures, equipment and tooling are depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

     INTANGIBLE ASSETS:

     Intangible assets include patents which are being amortized on a straight-line basis over five years. The Company periodically assesses the recoverability of intangible assets by determining whether amortization of the asset balance over the remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to net realizable value.

     EMPLOYEE STOCK PLANS:

     The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value based method of accounting for stock-based plans and is effective for fiscal years beginning after December 15, 1995. The Company is continuing to account for its employee stock plans in accordance with the provisions of APB 25, and has provided pro forma disclosure in Note 6 as if the measurement provisions of SFAS 123 had been adopted.

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

     BUSINESS RISKS AND CREDIT CONCENTRATION:

     A substantial portion of the Company's sales have been derived from sales of its surgical balloon dissectors for hernia repair procedures. Failure of the Company to successfully develop and commercialize surgical balloon dissector products for applications other than hernia repair could have a material adverse effect on the Company's business, financial condition and results of operations.

     In March 1994, the Company entered into a distribution agreement with United States Surgical Corporation ("USSC") providing USSC with limited exclusive rights to distribute the Company's surgical balloon dissectors in the hernia repair market in both the United States and certain other countries. In fiscal 1997 and 1996, sales to USSC, which include sales to Autosuture, Inc., a subsidiary of USSC, represented approximately 27% and 92%, respectively, of the Company's sales. In November 1996, the Company terminated its distribution agreement with USSC; there were no sales to USSC in 1998.

In December 1996, the Company entered into a five-year OEM supply agreement (the "EES Agreement") with Ethicon Endo-Surgery ("EES"), pursuant to which GSI granted EES exclusive worldwide sales and marketing rights to sell the SPACEMAKER-C- surgical balloon dissectors in the laparoscopic hernia repair and stress urinary incontinence ("SUI") markets. EES made guaranteed payments pursuant to the EES Agreement of $4.9 million in fiscal year 1997, and additional payments in lieu of product purchases pursuant to a mutual agreement in the amount of $775,000 in the first quarter of fiscal year 1998 and $860,000 in the second quarter of fiscal year 1998. In February 1998, the Company and EES replaced the exclusive EES Agreement with a non-exclusive distribution agreement for the laparoscopic hernia repair and SUI markets. Sales and guaranteed payments from EES represented approximately 74% and 65% of the Company's 1998 and 1997 revenues, respectively.

     The Company maintains its cash balances in demand accounts primarily with one financial institution. For its accounts receivable, management of the Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts. Historically the Company has not experienced significant losses related to individual customers or groups of customers in any particular geographic area. At June 30, 1998, 1997 and 1996, one distributor accounted for approximately 46%, 93% and 91%, respectively, of accounts receivable.

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

     COMPUTATION OF NET LOSS PER COMMON SHARE AND PER COMMON SHARE-ASSUMING
     DILUTION:

     Effective December 15, 1997, the Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share", and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB 98"), and accordingly all prior periods have been restated. Net loss per common share and per common share-assuming dilution are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive. The Company has determined that no incremental shares should be included in the computation of earnings per share in accordance with SAB 98.

     Stock options to purchase 1,816,906, 1,363,447 and 1,096,067 shares of common stock at prices ranging from $0.09 to $9.75 per share were outstanding at June 30, 1998, 1997 and 1996, respectively, but were not included in the computation of net loss per common share-assuming dilution because they were antidilutive. The aforementioned stock options could potentially dilute earnings per share in the future.

     RECENT PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports.
It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's 1999 fiscal year, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.
The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     COMMON STOCK SPLIT:

          In March 1996, the Board of Directors approved a 1.37 to 1 stock split of its common stock and preferred stock. All share and per share information in the accompanying financial statements have been restated to give retroactive recognition to the stock split for all periods presented.

3.  BALANCE SHEET DETAIL:

     AVAILABLE-FOR-SALE SECURITIES:

     As of June 30, 1998, available-for-sale securities consisted of the following (IN THOUSANDS):

                                                             AMORTIZED      UNREALIZED     ESTIMATED      MATURITY
                                                                COST          GAINS       FAIR VALUE      DATES
                                                             ---------      ----------    ---------       --------
Corporate obligations, principally commercial
     paper and corporate notes, short-term ...........        $10,729        $    14        $10,743        7/98-6/99
Corporate obligations, principally commercial
     paper and corporate notes, long-term ............          8,770              2          8,772        7/99-4/00
                                                              -------        -------      ---------
                                                              $19,499        $    16      $  19,515
                                                              -------        -------      ---------
                                                              -------        -------      ---------

As of June 30, 1997, available-for-sale securities consisted of the following (IN THOUSANDS):


                                                              AMORTIZED       UNREALIZED       ESTIMATED
                                                                COST            LOSSES         FAIR VALUE
                                                              --------         --------        ----------
Obligations of federal government agencies,
     short-term ......................................        $  2,000         $     (2)        $  1,998
Corporate obligations, principally commercial
     paper and corporate notes, short-term ...........          33,869              (36)          33,833
                                                              --------         --------         --------
                                                              $ 35,869         $    (38)        $ 35,831
                                                              --------         --------         --------
                                                              --------         --------         --------

During 1998 and 1997, there were no realized gains or losses on the disposal of available-for-sale securities.

     PROPERTY AND EQUIPMENT:

     Property and equipment comprise (IN THOUSANDS):


                                                                   JUNE 30,
                                                             ---------------------
                                                              1998          1997
                                                             -------       -------
Equipment .............................................      $ 1,238       $ 1,074
Furniture and fixtures ................................          437           436
Tooling ...............................................          457           277
Leasehold improvements ................................        1,192         1,152
                                                             -------       -------
                                                               3,324         2,939
Less accumulated depreciation and amortization ........       (1,223)         (688)
                                                             -------       -------
                                                             $ 2,101       $ 2,251
                                                             -------       -------
                                                             -------       -------

     INVENTORIES:

     Inventories comprise (IN THOUSANDS):


                                                                 JUNE 30,
                                                            ------------------
                                                             1998        1997
                                                            ------      ------
Raw materials ........................................      $  910      $  706
Work in progress .....................................        --            43
Finished goods .......................................         374         968
                                                            ------      ------
                                                            $1,284      $1,717
                                                            ------      ------
                                                            ------      ------

     INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets comprise (IN THOUSANDS):


                                        JUNE 30,
                                    ----------------
                                    1998        1997
                                    ----        ----
Patents .....................      $ 360       $ 360
Other .......................         80          75
                                   ------     -------
                                     440         435
Less accumulated amortization       (246)       (174)
                                   ------     -------
                                   $ 194       $ 261
                                   ------     -------
                                   ------     -------


     ACCRUED LIABILITIES:

     Accrued liabilities comprise (IN THOUSANDS):


                                                JUNE 30,
                                           ------------------
                                            1998        1997
                                           ------      ------
Accrued payroll and related expenses      $  391      $  300
Accrued legal expenses .............         660         547
Accrued other ......................         265         197
                                           -----     -------
                                          $1,316      $1,044
                                          ------     -------
                                          ------     -------


4.  BANK BORROWINGS:

     On March 25, 1996, the Company entered into a loan agreement with a financial institution which provides for two equipment loans of $300,000 and $700,000 with interest at the bank's prime rate plus 1.75% (10.25% at June 30, 1998) and 1.25% (9.75% at June 30, 1998), respectively. The note for $300,000 matures September 30, 1998, and the note for $700,000 matures on June 30, 2000. Future minimum payments under the loans are as follows (IN THOUSANDS):


     YEAR ENDING JUNE 30,
     --------------------
         1999...............................  $103
         2000...............................    82
                                             ------
                                              $185


     On March 24, 1998, the Company entered into a line of credit with a bank permitting borrowings up to $5.0 million. This line of credit bears interest at the bank's prime rate (8.5% at June 30, 1998), and is due on March 23, 1999. There are no amounts outstanding under the line of credit at June 30, 1998, with $5.0 million available for future use.

     The bank borrowings are collateralized by substantially all of the Company's assets. In addition, the Company is required to maintain certain restrictive financial covenants including minimum tangible net worth and a minimum quick ratio.

5.  COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASE AGREEMENTS:

      The Company leases its facilities under a non-cancelable operating lease that expires on April 20, 2004. The lease contains two options to extend the lease term, with each extended term to be for a period of five years. The Company is responsible for certain taxes, maintenance costs and insurance under the lease. Future minimum rental payments under the lease are as follows (IN THOUSANDS):

YEAR ENDING JUNE 30,


     1999. . . . . . . . . . . . . . . . . . . . . . .          $  864
     2000. . . . . . . . . . . . . . . . . . . . . . .             986
     2001. . . . . . . . . . . . . . . . . . . . . . .           1,013
     2002. . . . . . . . . . . . . . . . . . . . . . .           1,041
     2003. . . . . . . . . . . . . . . . . . . . . . .           1,069
     Thereafter. . . . . . . . . . . . . . . . . . . .             880
                                                                ------
                                                                $5,853
                                                                ------
                                                                ------


     Rent expense for the years ended June 30, 1998, 1997 and 1996 was $625,488, $600,645 and $486,721, respectively.

Capital Lease Agreements:

     The Company has two capital lease agreements for office equipment. Amounts financed under these leases total approximately $41,000, with associated accumulated depreciation of $16,000. Future minimum lease payments under these capital leases are as follows (IN THOUSANDS):


YEAR ENDING JUNE 30,
--------------------
     1999 ...................................................  $    15
     2000 ...................................................       12
                                                               -------
                                                                    27
     Less amount representing interest ......................       (1)
                                                               -------
     Principle amount of minimum lease payments .............       26
     Less current portion ...................................      (14)
                                                               -------
                                                               $    12
                                                               -------
                                                               -------


     OTHER COMMITMENTS:

     The Company has entered into certain royalty agreements to obtain technology which provide for royalties ranging from 1-4% of the sales price for products which utilize this technology. Amounts charged to operations for the years ended June 30, 1998, 1997 and 1996 were $289,255, $356,831 and
$241,065, respectively.

     Also, in 1994 in conjunction with obtaining technology, the Company entered into a royalty agreement which provides for royalties of 4% of net sales for products which utilize this technology through 2001. Minimum royalties under the agreement are $62,500, $75,000 and $37,500 for the years ending June 30, 1999, 2000 and 2001, respectively.

     Contingencies:

     In May 1996, Origin Medsystems, Inc. ("Origin"), a unit of Guidant Corporation, filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California. That suit was resolved in GSI's favor by judgment entered on May 15, 1998, finding Origin's patent unenforceable. Origin's appeal of that judgment is pending, and is expected to be decided in 1999.

     In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153. In September 1997, the Company filed an action against Origin alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,667,520. Both actions are still pending. Discovery has been completed in the first case, and is near completion in the second case. At present, the first of these actions is scheduled for trial in early 1999, and the second is expected to go to trial later in 1999. While the Company believes it will be successful in these proceedings, there can be no assurance of such success.

     GSI is also involved in an interference proceeding in the U.S. Patent Office to determine whether certain subject matter was first invented by GSI and whether Origin improperly filed a patent application based on information received from GSI's inventor. Failure of the Company to prevail in such interference proceeding would have a material adverse effect on the Company's business, financial condition and results of operations.

6.   SHAREHOLDERS' EQUITY:

     PREFERRED STOCK:

     Under the Company's Articles of Incorporation, the Company's preferred stock is issuable in series and the Company's Board of Directors is authorized to determine the rights, preferences and terms of each series.

     During 1996, the Company amended its Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. As of June 30, 1998, the Company had no shares issued and outstanding.

     COMMON STOCK:

     The Company has issued through June 30, 1998, shares of its common stock to the founders and key employees of the Company under stock purchase agreements. Certain stock purchase agreements (the "Agreements") contain provisions for the repurchase of common stock by the Company in the event of termination of employment during the vesting period following the date of employment. Generally, 25% of the shares of common stock purchased under the Agreements are released from the Company's repurchase option at the end of twelve months from a participant's hiring date with the remaining shares being released from repurchase ratably over the next 36 months. At June 30, 1998, 52,490 shares are subject to repurchase under the Agreements. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of any class of outstanding stock having priority rights as to dividends.

     STOCK OPTION PLANS:

1992 Stock Option Plan

     The Company has an Incentive Stock Option Plan ("the Plan") under which 1,715,895 shares of common stock were originally reserved for issuance. In November 1997, an additional 500,000 shares were reserved, bringing the aggregate number of shares of common stock reserved for issuance to 2,615,895 as of June 30, 1998. Also in November 1997, the Plan was amended to permit non-employee directors of the Company to be eligible to receive grants under the Plan.

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

1995 Directors' Stock Option Plan

     In November 1995, the Company adopted the Directors' Stock Option Plan ("the Directors' Plan"), under which 164,726 shares of Common Stock have been reserved for issuance. The Directors' Plan provides for the grant of nonstatutory stock options to non-employee directors of the Company. The Directors' Plan provides an initial option to purchase 27,454 shares of common stock, which vests annually over four years, and beginning with the 1997 annual meeting, provides an additional annual option to purchase 6,864 shares of common stock.

     The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of the Company's common stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years.

     During 1998, an additional 25,000 shares were granted outside of the above stock options plans.

     Stock option activity is set forth below (IN THOUSANDS, EXCEPT PER SHARE
DATA):


                                                                                                OUTSTANDING OPTIONS
                                                                                ------------------------------------------------
                                                                 SHARES                               WEIGHTED        AGGREGATE
                                                               AVAILABLE           NUMBER OF       AVERAGE PRICE       PRICE IN
                                                               FOR GRANT             SHARES          PER SHARE         DOLLARS
                                                               ---------           ---------       -------------      ----------
Balances, June 30, 1995 ..............................             131                431              $   .24           $   103
     Increase in shares reserved .....................           1,263                  -                    -                 -
     Options granted .................................            (745)               745                 1.91             1,421
     Options exercised ...............................               -                (33)                 .42               (14)
     Options terminated ..............................              47                (47)                4.00              (188)
                                                               -------            -------              -------           -------
Balances, June 30, 1996 ..............................             696              1,096                 1.21             1,322
     Increase in shares reserved .....................             400                  -                    -                 -
     Options granted .................................            (497)               497                 8.65             4,299
     Options exercised ...............................               -               (172)                 .45               (78)
     Options terminated ..............................              58                (58)                2.21              (128)
                                                               -------            -------              -------           -------
Balances, June 30, 1997 ..............................             657              1,363                 3.97             5,415
     Increase in shares reserved .....................             525                  -                    -                 -
     Options granted .................................          (1,153)             1,153                 4.39             5,058
     Options exercised ...............................               -               (128)                1.00              (128)
     Options terminated ..............................             571               (571)                6.40            (3,655)
                                                               -------            -------              -------           -------
Balances, June 30, 1998 ..............................             600              1,817             $   3.68         $   6,690
                                                               -------            -------              -------           -------
                                                               -------            -------              -------           -------



At June 30, 1998, stock options outstanding are as follows (IN THOUSANDS, EXCEPT PER SHARE DATA):


                            OPTIONS OUTSTANDING                                                      OPTIONS EXERCISABLE
 ---------------------------------------------------------------------------------------       -------------------------------------
                                             WEIGHTED AVERAGE              WEIGHTED                                    WEIGHTED
     RANGE OF              NUMBER               REMAINING                  AVERAGE                 NUMBER              AVERAGE
 EXERCISE PRICES         OF SHARES           CONTRACTUAL LIFE           EXERCISE PRICE           OF SHARES          EXERCISE PRICE
 ----------------        ---------           ----------------           --------------           ---------          ---------------
 $ 0.09 - $ 2.50             622                    6.8 years              $   0.96                 453               $    0.88
 $ 2.51 - $ 5.00             760                    9.1                        4.22                 143                    4.26
 $ 5.01 - $ 7.50             276                    9.5                        5.19                  29                    5.22
 $ 7.51 - $ 9.75             159                    8.5                        9.73                  54                    9.71
                           -----                    ---                    --------                 ---               ---------
                           1,817                    8.3 years              $   3.97                 679               $    2.49
                           -----                    ---                    --------                 ---               ---------
                           -----                    ---                    --------                 ---               ---------


     At June 30, 1997 and 1996, options to purchase 434,609 and 259,373 shares were exercisable at a weighted average exercise price of $1.60 and $0.50 per share, respectively.

     Compensation of approximately $600,000 has been attributed to stock options granted after May 1995 and prior to the sale of the Company's common stock in an initial public offering. The deferred compensation is being recognized as a charge to income over the period for which the related stock options become exercisable, which is generally four years. Amortization of the deferred compensation was approximately $138,000, $199,000 and $104,000 during the years ended June 30, 1998, 1997 and 1996, respectively.

     On August 5, 1997, the Company repriced 357,034 options, ranging in price from $5.63-$22.25 per share, to the fair market value on that date of $4.38 per share.

     PRO FORMA INFORMATION:

     Had compensation costs for options awarded in fiscal 1998, 1997 and 1996 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have resulted in the pro forma amounts indicated in the following: (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                        JUNE 30,
                                        ---------------------------------------
                                           1998           1997           1996
                                        ----------    ----------      ---------
 Actual net loss                        $  (9,142)    $  (1,876)      $ (5,465)
 Pro forma net loss                     $ (10,511)    $  (2,661)      $ (5,724)

 Actual net loss per share              $    (.68)    $    (.14)      $   (.74)
 Pro forma net loss per share           $    (.79)    $    (.20)      $   (.77)



     The above pro forma disclosures are not necessarily representative of the effects on reported net income (loss) in future years.

     In fiscal 1998, 1997 and 1996, the weighted-average fair value of options granted during the year was $2.61, $5.12 and $1.99, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 1998, 1997 and 1996: dividend yield of 0%, expected volatility of 62%, risk-free interest rate of between 5.93% and
6.69 % at the date of grant, and an expected term of 5 years.

     EMPLOYEE STOCK PURCHASE PLAN:

     In March 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "ESPP") and reserved 274,543 shares of common stock for issuance. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 85% of the lower of the fair market value on the specified purchase date or at the beginning of the offering period. This purchase price was modified from 95% to 85% effective July 1, 1998. At June 30, 1998, 33,998 shares had been issued under the ESPP.

     COMMON STOCK PURCHASE RIGHTS:

     In May 1997, the Company distributed a dividend to shareholders comprised of a right to purchase one share of common stock (a "Right") for each outstanding share of common stock of the Company they hold. These Rights do not become exercisable or transferable apart from the common stock until the Distribution Date which is the tenth day after a person or group either (a) acquires beneficial ownership of 15% or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. After the Distribution Date, each Right will entitle the holder to purchase from the Company one share of common stock at a price of $35 per share.

     If the Company is acquired in a merger or other business combination transaction, or if 50% or more of its assets or earnings power is sold, each Right will entitle the holder to purchase at the exercise price that number of shares of the acquiring company having a then current market value of two times the exercise price of the Right. In the event that the Company is the surviving corporation in a merger and the Company's common stock remains outstanding, or in the event that an acquiring party engages in certain self-dealing transactions, each Right not owned by the acquiring party will entitle the holder to purchase at the exercise price that number of shares of the Company's common stock having a then current market value of two times the exercise price of the Right.

     The Rights are redeemable at the Company's option for $.01 per Right prior to becoming exercisable, may be amended at the Company's option on or prior to the Distribution Date and expire on May 8, 2007.

7.   GSI 401(k) PLAN:

     The Company has a qualified 401(k) plan available to substantially all employees over the age of 21. Participants may contribute up to 20% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The Company may make contributions to the 401(k) plan at the discretion of the Board of Directors. No Company contributions have been made to the plan since inception.

8.   INCOME TAXES:

     At June 30, 1998, the Company had federal and state net operating loss carryforwards of $21.3 million and $6.6 million, respectively, which expire in the years 1999 - 2013.

     As a result of a change in ownership, as defined, federal and state net operating loss carryforwards are subject to an annual limitation of $400,000.

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (IN THOUSANDS):




                                                                              JUNE 30,
                                                                      -------------------------
                                                                            1998          1997
                                                                      -----------    ----------
     Deferred tax assets:
          Net operating loss carryforwards ......................     $    7,657     $    3,685
          Capitalized research expenses .........................            370            216
          Research and development credit carryforward ..........            421            138
          Accrued liabilities and other .........................            240            159
          Valuation allowance ...................................         (8,688)        (4,198)
                                                                      ----------     ----------
                                                                      $      ---     $      ---
                                                                      ----------     ----------
                                                                      ----------     ----------


     In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit will not be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that a benefit will not be realized in the future due to the Company's recurring operating losses.

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:


                                                                                        JUNE 30,
                                                                         --------------------------------------
                                                                           1998           1997           1996
                                                                         --------       -------        --------
     Income tax benefit at statutory rate ......................            (34)%          (34)%          (34)%
     Net operating loss not benefitted .........................             34             34             34
                                                                         ------        -------        -------
     Effective tax rate ........................................            --- %          --- %          --- %
                                                                         ------        -------        -------
                                                                        -------        -------        -------


9.   RELATED PARTY TRANSACTIONS:

     The Company entered into certain product development arrangements and royalty agreements with a sole proprietorship which is owned by a director of the Company. Under these agreements, the Company pays royalties of 1-4% of the sales price for products which utilize the technology obtained. The Company has paid this sole proprietorship $111,536, $190,485 and $223,368 in fiscal years 1998, 1997 and 1996, respectively.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENERAL SURGICAL INNOVATIONS, INC



Date: September 28, 1998           By: /S/ GREGORY D. CASCIARO
                                       -----------------------------------
                                       Gregory D. Casciaro
                                       President, Chief Executive Officer
                                         and Director

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory D. Casciaro and Stephen J. Bonelli his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.




          SIGNATURE                            TITLE                             DATE
          ---------                            -----                             ----
/S/ RODERICK A. YOUNG         Chairman of the Board of Directors           September 25, 1998
-------------------------
(Roderick A. Young)


/S/ GREGORY D. CASCIARO                      President,                    September 25, 1998
-------------------------     Chief Executive Officer and Director
(Gregory D. Casciaro)


/S/ STEPHEN J. BONELLI               Chief Financial Officer,              September 25, 1998
-------------------------     Vice President of Finance and Treasurer
(Stephen J. Bonelli)

 /S/ DAVID W. CHONETTE        Director                                     September 25, 1998
-------------------------
(David W. Chonette)

/S/ THOMAS A. FOGARTY         Director                                     September 25, 1998
-------------------------
(Thomas A. Fogarty)

 /S/ PAUL GOELD               Director                                     September 25, 1998
-------------------------
(Paul Goeld)

/S/ JAMES SULAT               Director                                     September 25, 1998
-------------------------
(James Sulat)

/S/ MARK A. WAN               Director                                     September 25, 1998
-------------------------
(Mark A. Wan)

                    INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

To The Board of Directors of General Surgical Innovations, Inc.:

     Our audits of the financial statements referred to in our report dated July 29, 1998, appearing on page 40 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

          PricewaterhouseCoopers LLP


San Jose, California
July 29, 1998

                         GENERAL SURGICAL INNOVATIONS, INC.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    (IN THOUSANDS)


                                        BALANCE AT          CHARGED IN
                                        BEGINNING OF        COSTS AND                     BALANCE AT
DESCRIPTION                                 PERIOD           EXPENSES       DEDUCTIONS     END OF PERIOD
-----------                             ------------        -----------     ----------    --------------
Year ended June 30, 1998
  Allowance for doubtful accounts:      $     47            $    59        $    (34)      $     72

Year ended June 30, 1997
  Allowance for doubtful accounts:      $     78            $      -       $    (31)       $    47

Year ended June 30, 1996
  Allowance for doubtful accounts:      $     17            $     68       $     (7)      $     78
