Form 10-Q
period 1998-09-30
GENERAL SURGICAL INNOVATIONS INC
filed 1998-11-16
CIK 890763

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

There were approximately 13,441,974 shares of Registrant's Common Stock issued and outstanding as of October 31, 1998.

                         GENERAL SURGICAL INNOVATIONS, INC.

                           QUARTERLY REPORT ON FORM 10-Q

                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998


                                 TABLE OF CONTENTS
                                 -----------------

                                                                             PAGE
                                                                             ----
                           PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements (Unaudited)
          Condensed balance sheets at September 30, 1998
          and June 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed statements of operations and comprehensive loss
          for the three months ended September 30, 1998 and September 30,
          1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

          Condensed statements of cash flows for the three months ended
          September 30, 1998 and September 30, 1997. . . . . . . . . . . . . 5

          Notes to condensed financial statements. . . . . . . . . . . . . . 6


Item. 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . 7


Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . .21


                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .21

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . .22

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .23

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .23

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .23

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .23

                         GENERAL SURGICAL INNOVATIONS, INC.
                              CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                       September 30,  June 30,
                                                           1998         1998
                                                       -------------  --------
                                        ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . .  $  17,065    $  17,954
     Available-for-sale securities . . . . . . . . . .     10,744       10,743
     Accounts receivable, net. . . . . . . . . . . . .      1,847        1,043
     Inventories . . . . . . . . . . . . . . . . . . .      1,547        1,284
     Prepaid expenses and other current assets . . . .        691          733
                                                        ---------   ----------
          Total current assets . . . . . . . . . . . .     31,894       31,757

Available-for-sale securities, non-current . . . . . .      6,807        8,772
Property and equipment, net. . . . . . . . . . . . . .      2,182        2,101
Intangible and other assets, net . . . . . . . . . . .        409          194
                                                        ---------   ----------
          Total assets . . . . . . . . . . . . . . . .  $  41,292    $  42,824
                                                        ---------   ----------
                                                        ---------   ----------

                                     LIABILITIES

Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . .   $  1,202       $  910
     Accrued liabilities . . . . . . . . . . . . . . .      2,060        1,316
     Capital leases. . . . . . . . . . . . . . . . . .         14           14
     Bank borrowings . . . . . . . . . . . . . . . . .         82          103
                                                        ---------   ----------
          Total current liabilities. . . . . . . . . .      3,358        2,343

Other long-term liabilities. . . . . . . . . . . . . .         94          149
Capital leases, less current portion . . . . . . . . .          8           12
Bank borrowings, less current portion. . . . . . . . .         61           82
                                                        ---------   ----------
          Total liabilities. . . . . . . . . . . . . .      3,521        2,586
                                                        ---------   ----------

Contingencies (Note 4)

                                 SHAREHOLDERS' EQUITY

Preferred stock, $.001 par value . . . . . . . . . . .          -            -
Common stock, $.001 par value. . . . . . . . . . . . .         13           13
Additional paid-in capital . . . . . . . . . . . . . .     65,300       65,290
Notes receivable from shareholders . . . . . . . . . .        (87)         (87)
Deferred compensation, net . . . . . . . . . . . . . .       (125)        (159)
Accumulated other comprehensive income . . . . . . . .         84           16
Accumulated deficit. . . . . . . . . . . . . . . . . .    (27,414)     (24,835)
                                                        ---------   ----------
Total shareholders' equity . . . . . . . . . . . . . .     37,771       40,238
                                                        ---------   ----------
Total liabilities and shareholders' equity . . . . . .  $  41,292    $  42,824
                                                        ---------   ----------
                                                        ---------   ----------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                    STATEMENTS.

                         GENERAL SURGICAL INNOVATIONS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                          Three Months Ended
                                                             September 30,
                                                         ---------------------
                                                           1998         1997
                                                         --------     --------
Sales  . . . . . . . . . . . . . . . . . . . . . . . .   $  2,021     $  1,567
Guaranteed payments. . . . . . . . . . . . . . . . . .          -          775
                                                         --------     --------
Total revenue. . . . . . . . . . . . . . . . . . . . .      2,021        2,342

Cost of sales. . . . . . . . . . . . . . . . . . . . .      1,084          956
                                                         --------     --------
     Gross profit. . . . . . . . . . . . . . . . . . .        937        1,386
                                                         --------     --------

Operating expenses:
     Research and development. . . . . . . . . . . . .        744          765
     Sales and marketing . . . . . . . . . . . . . . .      1,318        1,126
     General and administrative. . . . . . . . . . . .      1,951        1,346
                                                         --------     --------
     Total operating expenses. . . . . . . . . . . . .      4,013        3,237
                                                         --------     --------
     Operating loss. . . . . . . . . . . . . . . . . .     (3,076)      (1,851)

Interest income. . . . . . . . . . . . . . . . . . . .        503          603
Interest expense . . . . . . . . . . . . . . . . . . .         (6)         (12)
                                                         --------     --------
     Net loss. . . . . . . . . . . . . . . . . . . . .     (2,579)      (1,260)

Other comprehensive income:
     Change in unrealized gain or loss on available-for-
     sale securities . . . . . . . . . . . . . . . . .         68           51
                                                         --------     --------
     Comprehensive loss. . . . . . . . . . . . . . . .  $  (2,511)   $  (1,209)
                                                         --------     --------
                                                         --------     --------

Net loss per common share and per common share-assuming
     dilution. . . . . . . . . . . . . . . . . . . . .   $  (0.19)    $  (0.09)
                                                         --------     --------
                                                         --------     --------

Shares used in computing net loss per common share and
     per common share-assuming dilution. . . . . . . .     13,439       13,314
                                                         --------     --------
                                                         --------     --------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                     STATEMENTS.

                         GENERAL SURGICAL INNOVATIONS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                     (UNAUDITED)

                                                          Three Months Ended
                                                            September 30,
                                                        ----------------------
                                                           1998         1997
                                                        ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . .  $  (2,579)   $  (1,260)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Amortization of deferred compensation . . . . . .         34           34
     Depreciation and amortization . . . . . . . . . .        208          282
     Provision for uncollectible accounts. . . . . . .          8           16
     Provision for excess and obsolete inventory . . .         32           (4)
     Changes in operating assets and liabilities:
          Accounts receivable. . . . . . . . . . . . .       (812)         664
          Inventories. . . . . . . . . . . . . . . . .       (295)         232
          Prepaid expenses and other current assets. .         42         (190)
          Other assets . . . . . . . . . . . . . . . .       (233)          (2)
          Accounts payable . . . . . . . . . . . . . .        292          105
          Accrued liabilities. . . . . . . . . . . . .        689         (273)
                                                        ----------   ---------
               Net cash used in operating activities .     (2,614)        (396)
                                                        ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities . . . . . .          -       (6,060)
Proceeds from sales and maturities of available-for-sale
     securities. . . . . . . . . . . . . . . . . . . .      2,000        3,542
Acquisition of property and equipment. . . . . . . . .       (239)        (211)
                                                        ----------   ---------
               Net cash provided by (used in) investing
               activities. . . . . . . . . . . . . . .      1,761       (2,729)
                                                        ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock . . . . . . . .         10           25
Payments on capital lease obligations. . . . . . . . .         (4)          (5)
Principal payments on bank borrowings. . . . . . . . .        (42)         (42)
                                                        ----------   ---------
               Net cash used in financing activities .        (36)         (22)
                                                        ----------   ---------

Net decrease in cash and cash equivalents. . . . . . .       (889)      (3,147)
Cash and cash equivalents, beginning of period . . . .     17,954        7,900
                                                        ----------   ---------
Cash and cash equivalents, end of period . . . . . . .  $  17,065     $  4,753
                                                        ----------   ---------
                                                        ----------   ---------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                    STATEMENTS.

                         GENERAL SURGICAL INNOVATIONS, INC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements as of September 30, 1998 of General Surgical Innovations, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999, or any future interim period.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

2.   Computation of Net Loss per Common Share and per Common Share-Assuming
     Dilution:

     Effective December 15, 1997, the Company adopted Financial Accounting Standards Board ("FASB") No. 128 "Earnings Per Share", and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB 98"), and accordingly all prior periods have been restated. Net loss per common share and per common share-assuming dilution are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive. The Company has determined that no incremental shares should be included in the computations in accordance with SAB 98.

     Stock options to purchase 1,867,247 and 1,230,056 shares of common stock at prices ranging from $0.09 to $9.75 per share were outstanding at September 30, 1998 and September 30 1997, respectively, but were not included in the computation of net loss per common share-assuming dilution because they were antidilutive. The aforementioned stock options could potentially dilute earnings per share in the future.

3.   Inventories:

          Inventories comprise (IN THOUSANDS):

                                                        Sept. 30,     June 30,
                                                           1998         1998
                                                       -----------    --------
                                                       (unaudited)
Raw materials... . . . . . . . . . . . . . . . . . . .   $  1,014     $    910
Work in progress.. . . . . . . . . . . . . . . . . . .         25            -
Finished goods.. . . . . . . . . . . . . . . . . . . .        508          374
                                                         --------     --------
                                                         $  1,547     $  1,284
                                                         --------     --------
                                                         --------     --------


4.   Contingencies:

     In May 1996, Origin Medsystems, Inc. ("Origin"), a unit of Guidant Corporation, filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California. That suit was resolved in GSI's favor by judgment entered on May 15, 1998, finding Origin's patent unenforceable. Origin's appeal of that judgment is pending, and is expected to be decided in 1999. The District Court has also awarded $990,000 in attorneys' fees to GSI and Origin is expected to appeal that ruling.

     In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153. In September 1997, the Company filed an action against Origin alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,667,520. Both actions are still pending. In the first action, the Court has ruled that all of Origin's existing balloon dissection products infringe the claims of Patent No. 5,514,153. Discovery is near completion in the second case. At present, the first of these actions is scheduled for trial in early 1999 and the second is expected to go to trial later in 1999. While the Company believes it will be successful in these proceedings, there can be no assurance of such success.

     GSI is also involved in an interference proceeding in the U.S. Patent Office to determine whether certain subject matter was first invented by GSI's inventor. The priority portion of this interference has been decided in GSI's favor by an arbitrator to whom this issue was referred. The patentability portion of this interference was decided in GSI's favor by the United States Patent and Trademark Office ("PTO"). Origin is expected to appeal the PTO's decision, but GSI believes that the arbitrator's priority decision is not appealable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     References made in this Quarterly Report on Form 10-Q to "General Surgical Innovations, Inc.," the "Company" or the "Registrant" refer to General Surgical Innovations, Inc. The following General Surgical Innovations, Inc. trademarks are mentioned in this Quarterly Report: SPACEMAKER-Registered Trademark-, SAPHtrak-Registered Trademark-, registered trademarks of the Company; ENDOSAPH-TM- and SPACEKEEPER-TM-, trademarks of the Company.

OVERVIEW

     Since its inception in April 1992, GSI has been engaged in the development, manufacturing and marketing of balloon dissection systems and related minimally invasive surgical instruments. The Company began commercial sales of its balloon dissection systems for hernia repair in September 1993. To date, the Company has received from the FDA seven 510(k) clearances for use of the Company's technology to perform dissection of tissue planes anywhere in the body using a broad range of balloon sizes and shapes. The Company currently sells products in the United States, Europe, Asia and South America for selected applications, such as hernia repair, subfascial endoscopic perforator surgery, saphenous vein harvesting and breast augmentation and reconstruction surgery.

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

     In September 1998, the Company signed two non-exclusive, three-year agreements with United States Surgical Corporation ("USSC"). Under the terms of the first agreement, USSC has obtained non-exclusive rights to market and distribute GSI's SPACEMAKER-Registered Trademark- surgical balloon dissectors worldwide for use in hernia repair and incontinence procedures. Under the terms of the second agreement, GSI has secured non-exclusive worldwide rights to market and distribute several products, including USSC's 5mm mesh fixation device, the ProTack-TM-, which is offered with GSI's balloon dissectors in a complete hernia repair kit.

     In October 1998, GSI entered into non-exclusive agreements with seven leading surgical suppliers to distribute its SPACEMAKER-Registered Trademark-surgical balloon dissector kits used for hernia repair in the United States. The agreements provide for distribution of hernia kits in 31 States. The Company currently has a direct sales force covering the remaining portion of the United States and has agreements with USSC and EES to distribute these hernia repair products worldwide.

     In addition, the Company currently sells its products (other than for hernia and SUI applications) in international markets through other distributors, which resell to surgeons and hospitals. At present, the Company has exclusive distribution agreements with eight international distributors, including Baxter International, to distribute GSI's cardiovascular products in 18 European countries. In August 1997, the Company achieved compliance with the requirements of the European Economic Area Medical Devices Directive and the Company currently affixes CE markings on its products to attest to such compliance.

     During the first quarter of fiscal year 1999, the Company has increased its direct sales force in the United States, and plans to continue this expansion throughout the remainder of the fiscal year. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

     To date, the majority of the sales to distributors and by the Company's direct sales force have been for use in hernia repair procedures. The Company's initial market focus was the application of its SPACEMAKER-Registered Trademark- balloon dissection technology for hernia repair. Subsequent to this, the Company has developed additional products for use in general surgery, as well as products for plastic surgery and cardiovascular applications. The Company has completed marketing-related clinical evaluations of, and has introduced products for, saphenous vein harvesting, subfascial endoscopic perforator surgery (SEPS"), breast augmentation and reconstruction procedures and SUI. The Company is currently conducting additional marketing-related clinical evaluations for tissue dissection/expansion.

     While the Company has developed or is developing balloon dissection systems for stress urinary incontinence, vascular and plastic surgery, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through fiscal 1999.

     The Company has acquired rights to a significant number of patents from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to between one and four percent of sales of such products, which payments are expected to exceed certain minimum royalty payments due under the agreements with such parties. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and results of operations.

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

RESULTS OF OPERATIONS

     REVENUE. Total revenue, including product sales and guaranteed payments, decreased by 14% to approximately $2.0 million for the quarter ended September 30, 1998 from $2.3 million for the same period in 1997. Product sales for the quarter ended September 30, 1998 reflect an increase of 29% over product sales for the quarter ended September 30, 1997. Revenues for the first quarter of fiscal 1999 consisted entirely of product sales while revenues for the first quarter of fiscal 1998 consisted of approximately $1.6 million in product sales and approximately $700,000 in guaranteed payments from EES. The Company believes that its sales results will fluctuate from quarter to quarter during at least the next several quarters.

     COST OF SALES. Cost of sales increased by 13% to approximately $1.1 million for the quarter ended September 30, 1998 from $956,000 for the same period in 1997. This increase in absolute dollars was due to an increase in product sales over this same period. As a percentage of product sales, cost of sales decreased from 61% in the first quarter of fiscal 1998 to 54% in the first quarter of fiscal 1999 primarily due to higher production during this time period.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which include expenditures for marketing-related clinical evaluations and regulatory expenses, remained relatively stable at $744,000 in the quarter ended September 30, 1998, compared to $765,00 for the same period on 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 32% to approximately $3.3 million for the quarter ended September 30, 1998 from $2.5 million for the quarter ended September 30, 1997 primarily due to increased legal expenses related to intellectual property litigation. The Company expects selling expenses to continue to increase in absolute dollars as the Company continues to build its sales infrastructure.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income and interest expense decreased to $497,000 for the quarter ended September 30, 1998 from $591,000 for the quarter ended September 30, 1997. The decrease is mainly due to lower average cash, cash equivalents and available-for-sale securities balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $27.4 million at September 30, 1998. The Company has funded its operations primarily through the sale of equity securities. From its inception through September 30, 1998 the Company raised approximately $15.5 million through the private placement of equity securities and approximately $46.9 million (net of underwriting discounts and commissions) in an initial public offering.

     As of September 30, 1998 the Company's principal source of liquidity consists of cash, cash equivalents and available-for-sale securities of $34.6 million. In addition, the Company has a bank line of credit available for $5.0 million. As of September 30, 1998, the company has no amounts outstanding under this line. The Company also has an equipment loan with an outstanding balance of approximately $143,000.

     The Company expects to continue to incur costs over the next fiscal year, including costs related to increased sales and marketing activities, increased research and development, additional marketing-related clinical evaluations, and costs to defend its patent positions. The Company believes that its current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through calendar year 2000. The Company may seek additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that additional financing, if sought, will be available on satisfactory terms or at all.

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

     In January 1998 the Company began to evaluate and assess the Company's information technology and non-information technology systems for compliance with the Y2K issue. The Company intends to fix or replace noncompliant software and systems by March 31, 1999, but there can be no assurance that such fixes or replacements will occur by such date. The Company is currently conducting testing and remediation activities on its systems, and intends to survey major customers and suppliers to assess their systems' compliance as well as their systems' compatibility with the Company's existing or projected compliant systems. There can be no assurance that there will not be an adverse material effect on the Company's business, financial condition or results of operations if the Company or its suppliers or customers do not convert or replace their systems in a timely manner to comply with the Y2K issue.

     The Company's costs related to the Y2K issue are funded through operating cash flows. Through September 30, 1998, the Company expended approximately $5,000 in evaluating and planning. The Company estimates total costs to be between $50,000 and $100,000 for fixing and replacing noncompliant systems, including the cost of new software and modifying the applicable code of existing software. The Company currently believes that the total cost of achieving Y2K compliant systems will not be material to its business, financial condition or results of operations. In the event that the Company will be unable to achieve Y2K compliance in a timely manner with existing personnel, as a contingency the Company expects to hire outside Y2K solution providers to assist in achieving such compliance.

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

FACTORS AFFECTING FUTURE RESULTS

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto included herein.

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

     LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. As of September 30, 1998, the Company had an accumulated deficit of $27.4 million. The Company's net operating losses for the fiscal years ending June 30, 1998, 1997 and 1996 and for the quarter ended September 30, 1998 were $9.1 million, $1.9 million, $5.5 million and $2.6 million, respectively. The Company expects to continue to incur operating losses on a quarterly and annual basis through at least fiscal 1999. Due to the Company's limited operating history there can be no assurance of sales growth or profitability in the future. The Company intends to increase its investments in research and development, sales and marketing, marketing-related clinical evaluations and related infrastructure. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if sales do not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must respond to competitive developments, continue to attract, retain and motivate qualified persons and successfully commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks.

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

     DEPENDENCE ON KEY DISTRIBUTORS. In February 1998, the Company replaced its five-year OEM supply agreement with EES with a non-exclusive distribution agreement which granted EES worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- surgical balloon dissectors in the laparoscopic hernia repair and stress urinary incontinence ("SUI") markets. Unlike the prior EES OEM Agreement, this new EES non-exclusive agreement does not provide for any minimum payments from EES to the Company. In December 1997, the Company entered into a four-year distribution agreement with Genzyme Surgical Products Corporation ("Genzyme"). Under the agreement, Genzyme has exclusive rights to market and distribute GSI's surgical surgical balloon dissectors worldwide for use in reconstructive and cosmetic plastic surgery procedures. In September 1998, the Company signed a non-exclusive, three-year agreement with United States Surgical Corporation ("USSC"). Under the terms of the agreement, USSC has obtained non-exclusive rights to market and distribute GSI's SPACEMAKER-Registered Trademark- surgical balloon dissectors worldwide for use in hernia repair and incontinence procedures.

     The Company's products are sold internationally to hospitals, surgeons and specialists through USSC, EES and independent distributors in Europe, Asia, Latin America and the Middle East.

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

     UNCERTAINTY OF MARKET ACCEPTANCE; NO ASSURANCE OF CLINICAL ADVANTAGE. The Company's success is substantially dependent upon the success of its SPACEMAKER-Registered Trademark- balloon dissection products. The Company believes that market acceptance of the Company's products will depend on the Company's ability to provide evidence to the medical community of the safety, efficacy, clinical advantage and cost-effectiveness of its products and the procedures in which these products are intended to be used. Market acceptance is also dependent on the adoption of laparoscopic techniques generally and the conversion of non-balloon dissection surgical techniques and treatments to balloon dissection techniques specifically. To date, the Company's products have only been used to treat a limited number of patients and the Company has limited long-term outcomes data. If the Company is not able to demonstrate consistent clinical benefits resulting from the use of its products (including reduced procedure time, reduced patient trauma and lower costs), the Company's business, financial condition and results of operations could be materially and adversely affected.

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

     In December 1996, the Company entered into the Expanded Ethicon Agreement, pursuant to which EES made approximately $4.9 million in guaranteed payments to the Company in fiscal year 1997, which constituted 54% of revenues for fiscal year 1997 and payments by mutual consent of $775,000 in the first quarter of fiscal year 1998 and $860,000 in the second quarter of fiscal 1998. The company and EES entered into a nonexclusive distribution agreement for the laparoscopic hernia repair and stress urinary incontinence markets in February 1998, which supersedes the Expanded Ethicon Agreement and which does not include a provision for minimum quarterly payments. The Company anticipates that sales to EES may decrease in the future. Failure by EES to achieve certain levels of sales growth or purchases could adversely affect the Company's operating results. In September 1998, the Company signed two non-exclusive, three-year agreements with United States Surgical Corporation. Under the terms of the first agreement, USSC has obtained non-exclusive rights to market and distribute GSI's SPACEMAKER-Registered Trademark- surgical balloon dissectors worldwide for use in hernia repair and incontinence procedures. Under the terms of the second agreement, GSI has secured non-exclusive worldwide rights to market and distribute several products, including USSC's 5mm mesh fixation device, the ProTack-TM-, which is offered with GSI's balloon dissectors in a complete hernia repair kit. Failure by the Company or USSC to achieve certain levels of sales growth or purchases could adversely affect the Company's operating results. In addition, announcements or expected announcements by the Company, its competitors or its distributor of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products sold by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results. In addition, the Company's limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that in the future the Company will achieve sales growth or become profitable on a quarterly or annual basis, if at all, or that its growth, if any, will be consistent with predictions by securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties.

     In May 1996, Origin Medsystems, Inc. ("Origin"), a unit of Guidant Corporation, filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California. That suit was resolved in GSI's favor by judgment entered on May 15, 1998, finding Origin's patent unenforceable. Origin's appeal of that judgment is pending and is expected to be decided in 1999. The District Court has also awarded $990,000 in attorneys' fees to GSI and Origin is expected to appeal that ruling.

     In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153. In September 1997, the Company filed an action against Origin alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,667,520. Both actions are still pending. In the first action, the Court has ruled that all of Origin's existing balloon dissection products infringe the claims of Patent No. 5,514,153. Discovery is near completion in the second case. At present, the first of these actions is scheduled for trial in early 1999 and the second is expected to go to trial later in 1999. While the Company believes it will be successful in these proceedings, there can be no assurance of such success.

     GSI is also involved in an interference proceeding in the U.S. Patent Office to determine whether certain subject matter was first invented by GSI's inventor. The priority portion of this interference has been decided in GSI's favor by an arbitrator to whom this issue was referred. The patentability portion of this interference was decided in GSI's favor by the United States Patent and Trademark Office ("PTO"). Origin is expected to appeal the PTO's decision, but GSI believes that the arbitrator's priority decision is not appealable.

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

     ROYALTY PAYMENT OBLIGATIONS. The Company has acquired rights to patents from third parties, including rights that apply to the Company's current surgical balloon dissectors. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to between one and four percent of sales of such products, which payments are expected to exceed minimum royalty payments due under agreements with such parties. The payment of such royalty amounts will have an adverse impact on the Company's gross profit and other results of operations. There can be no assurance that the Company will be able to continue to satisfy such royalty payment obligations in the future, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     EARLY STAGE OF DEVELOPMENT AND COMMERCIALIZATION; NO ASSURANCE OF ABILITY TO MANAGE GROWTH. The Company has limited experience in manufacturing, marketing and selling its products commercially. In addition, the Company has experienced rapid growth in the number of products under development, the number and amount of products manufactured, and the geographic scope of its sales. In order to augment its long-term competitive position, the Company anticipates that it will be required to make significant additional expenditures in research and development and sales and marketing. The Company's inability to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. Competition in the market for medical devices used in tissue dissection surgical procedures is intense and is expected to increase. The Company competes primarily with other producers of MIS tissue dissection instruments. Origin, a subsidiary of Guidant Corporation, and others currently compete against the Company in the development, production and marketing of MIS tissue dissection instruments and tissue dissection technology. To the extent that surgeons elect to use open surgical procedures rather than MIS, the Company also competes with producers of tissue dissection instruments used in open surgical procedures, such as blunt dissectors or graspers. A number of companies currently compete against the Company in the development, production and marketing of tissue dissection instruments and technology for open surgical procedures. In addition, the Company indirectly competes with producers of therapeutic drugs, when such drugs are used as an alternative to surgery. Many of the Company's competitors have substantially greater capital resources, name recognition, expertise in research and development, manufacturing and marketing and obtaining regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing surgical balloon dissectors or competing technologies that are more effective than products marketed by the Company or that render the Company's technology obsolete. Additionally, even if the Company's products provide performance comparable to competing products or procedures, there can be no assurance that the Company will be able to obtain necessary regulatory approvals or compete against competitors in terms of price, manufacturing, marketing and sales.

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

     GOVERNMENT REGULATION. The Company's SPACEMAKER-Registered Trademark-surgical balloon dissectors and other products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Under the federal Food, Drug, and Cosmetic Act, the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use. Prior to commercialization, a medical device generally must receive FDA and foreign regulatory clearance or approval, which can be an expensive, lengthy and uncertain process. The Company is also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services ("CDHS"), for compliance with Good Manufacturing Practice requirements, Medical Device Reporting requirements and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, if obtained, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The SPACEMAKER-Registered Trademark- I platform, SPACEMAKER-Registered Trademark- II platform, SPACEMAKER-Registered Trademark-Plastics platform, SPACEMAKER-Registered Trademark-SAPHtrak-Registered Trademark- platform and KnotMaker-TM- product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, and certain vascular surgery (including saphenous vein procedures) when tissue dissection is required. The
Company has promoted these products for surgical applications (E.G., hernia repair, subfascial endoscopic perforator surgery, breast augmentation and reconstruction, treatment of stress urinary incontinence and saphenous vein harvesting), and may in the future promote these products for the dissection required for additional selected applications (E.G. tissue dissection/expansion and a variety of orthopedic procedures such as anterior spinal fusion and long-bone plating). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. Sales outside of the United States accounted for approximately .2%, .4% and .5% of the Company's sales in the quarter ended September 30, 1998, and for the fiscal years ended June 30, 1998 and 1997, respectively. The Company expects that international sales will represent an increasing portion of revenue in the future. The Company intends to continue to expand its sales outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of selling internationally. These risks include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, reduced protection for intellectual property rights, and the burdens of complying with a variety of foreign laws. In addition, because all of the Company's sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. There can be no assurance that regulatory, currency and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

     In January 1998 the Company began to evaluate and assess the Company's information technology and non-information technology systems for compliance with the Y2K issue. The Company intends to fix or replace noncompliant software and systems by March, 31, 1999, but there can be no assurance that such fixes or replacements will occur by such date. The Company is currently conducting testing and remediation activities on its systems, and intends to survey major customers and suppliers to assess their systems' compliance as well as their systems' compatibility with the Company's existing or projected compliant systems. There can be no assurance that there will not be an adverse material effect on the Company's business, financial condition or results of operations if the Company or its suppliers or customers do not convert or replace their systems in a timely manner to comply with the Y2K issue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

RECENT PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company had no holdings of derivative financial or commodity instruments at September 30, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At September 30, 1998 the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In May 1996, Origin Medsystems, Inc. ("Origin"), a unit of Guidant Corporation, filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California. That suit was resolved in GSI's favor by judgment entered on May 15, 1998, finding Origin's patent unenforceable. Origin's appeal of that judgment is pending and is expected to be decided in 1999. The District Court has also awarded $990,000 in attorneys' fees to GSI and Origin is expected to appeal that ruling.

     In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153. In September 1997, the Company filed an action against Origin alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,667,520. Both actions are still pending. In the first action, the Court has ruled that all of Origin's existing balloon dissection products infringe the claims of Patent No. 5,514,153. Discovery is near completion in the second case. At present, the first of these actions is scheduled for trial in early 1999 and the second is expected to go to trial later in 1999. While the Company believes it will be successful in these proceedings, there can be no assurance of such success.

     GSI is also involved in an interference proceeding in the U.S. Patent Office to determine whether certain subject matter was first invented by GSI's inventor. The priority portion of this interference has been decided in GSI's favor by an arbitrator to whom this issue was referred. The patentability portion of this interference was decided in GSI's favor by the United States Patent and Trademark Office ("PTO"). Origin is expected to appeal the PTO's decision, but GSI believes that the arbitrator's priority decision is not appealable.

     From time to time the Company may be exposed to litigation arising out of its products or operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company, except for the patent interference and infringement proceedings discussed herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with its initial public offering in 1996, the Company filed a Registration Statement on Form S-1, SEC File No. 333-2774 (the "REGISTRATION STATEMENT"), which was declared effective by the Commission on May 9, 1996. Pursuant to the Registration Statement, the Company registered and sold 3,450,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering commenced on May 10, 1996 and terminated when all of the registered shares had been sold. The aggregate offering price of the registered shares was $51,750,000. The managing underwriters of the offering were Cowen & Company and UBS Securities LLC.

     From May 10, 1996 to September 30, 1998, the Company incurred the following expenses in connection with the offering:

     Underwriting discounts and commissions. . . . . . $3,622,500
     Other expenses. . . . . . . . . . . . . . . . . . $1,187,025
                                                       ----------
          Total Expenses . . . . . . . . . . . . . . . $4,809,525

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were $46,940,475. From May 10, 1996 to September 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

     Construction of plant, building and facilities             $ 1,227,065
     Purchase and installment of machinery and equipment        $ 1,520,383
     Repayment of indebtedness                                  $   856,970
     Working capital                                            $25,011,284
                                                                -----------
          Total                                                 $28,615,702


     This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3. DEFUALTS IN SENIOR SECURITIES
          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5. OTHER INFORMATION
          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit   Description
     -------   -----------
     27.1      Financial Data Schedule

     10.25 Consulting Agreement between the Company and Roderick A. Young, dated as of November 1, 1998.

     10.26 Promissory Note and Bonus Agreement between the Company and Gregory D. Casciaro dated as of September 3, 1998.

    (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GENERAL SURGICAL INNOVATIONS, INC.



                         By: /s/ STEPHEN J. BONELLI
                             ----------------------------------
                                 Stephen J. Bonelli
                     Vice President, Finance and Administration
                       Principal and Chief Financial Officer




Date: November 13, 1998