Form 10-Q
period 1998-12-31
GENERAL SURGICAL INNOVATIONS INC
filed 1999-02-16
CIK 890763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There were approximately 13,478,910 shares of Registrant's Common Stock issued and outstanding as of January 31, 1999.

                       GENERAL SURGICAL INNOVATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

   Item 1.  Condensed Financial Statements (Unaudited)
            Condensed balance sheets at December 31, 1998
            and June 30, 1998...............................................  3

            Condensed statements of operations and comprehensive loss
            for the three and six months ended December 31, 1998 and
            December 31, 1997...............................................  4

            Condensed statements of cash flows for the six months ended
            December 31, 1998 and December 31, 1997 ........................  5

            Notes to condensed financial statements.........................  6


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................  7


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..... 20

                           PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings............................................... 20

   Item 2.  Changes in Securities and Use of Proceeds....................... 21

   Item 3.  Defaults Upon Senior Securities  ............................... 22

   Item 4.  Submission of Matters to a Vote of Security Holders............. 22

   Item 5.  Other Information .............................................. 22

   Item 6.  Exhibits and Reports on Form 8-K ............................... 22

                       GENERAL SURGICAL INNOVATIONS, INC.
                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         December 31,           June 30,
                                                                             1998                 1998
                                                                     --------------------  -------------------
                                     ASSETS

Current assets:
     Cash and cash equivalents.....................................       $   14,501           $   17,954
     Available-for-sale securities.................................            8,323               10,743
     Accounts receivable, net......................................              991                1,043
     Inventories...................................................            2,836                1,284
     Prepaid expenses and other current assets.....................              671                  733
                                                                          ----------           ----------
                Total current assets...............................           27,322               31,757

Available-for-sale securities, non-current.........................            6,768                8,772
Property and equipment, net........................................            2,434                2,101
Other assets.......................................................              375                  194
                                                                          ----------           ----------
                Total assets.......................................       $   36,899           $   42,824
                                                                          ----------           ----------
                                                                          ----------           ----------

                                   LIABILITIES

Current liabilities:
     Accounts payable..............................................       $    2,015           $      910
     Accrued liabilities...........................................            1,320                1,316
     Capital leases................................................               14                   14
     Bank borrowings...............................................               82                  103
                                                                          ----------           ----------
                Total current liabilities..........................            3,431                2,343

Other long-term liabilities........................................               75                  149
Capital leases, less current portion...............................                5                   12
Bank borrowings, less current portion..............................               41                   82
                                                                          ----------           ----------
                Total liabilities..................................            3,552                2,586
                                                                          ----------           ----------
Contingencies (Note 4)

                              SHAREHOLDERS' EQUITY

Preferred stock, $.001 par value...................................                -                    -
Common stock, $.001 par value......................................               13                   13
Additional paid-in capital.........................................           65,369               65,290
Notes receivable from shareholders.................................              (84)                 (87)
Deferred compensation, net.........................................              (91)                (159)
Accumulated other comprehensive income.............................               50                   16
Accumulated deficit................................................          (31,910)             (24,835)
                                                                          ----------           ----------
                Total shareholders' equity.........................           33,347               40,238
                                                                          ----------           ----------
                  Total liabilities and shareholders' equity.......       $   36,899           $   42,824
                                                                          ----------           ----------
                                                                          ----------           ----------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                       GENERAL SURGICAL INNOVATIONS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                     DECEMBER 31,                DECEMBER 31,
                                                                             --------------------------    ------------------------
                                                                                1998            1997          1998          1997
                                                                             ----------      ----------    ----------    ----------
Sales...................................................................     $     926       $   1,408     $   2,947     $   2,975
Guaranteed payments.....................................................             -             860             -         1,635
                                                                             ----------      ----------    ----------    ----------
Total revenue...........................................................           926           2,268         2,947         4,610

Cost of sales...........................................................           731           1,186         1,815         2,142
                                                                             ----------      ----------    ----------    ----------
       Gross profit.....................................................           195           1,082         1,132         2,468
                                                                             ----------      ----------    ----------    ----------

Operating expenses:
    Research and development............................................           934             658         1,678         1,423
    Sales and marketing.................................................         1,836           1,168         3,154         2,294
    General and administrative..........................................         2,359           1,738         4,310         3,084
                                                                             ----------      ----------    ----------    ----------
      Total operating expenses..........................................         5,129           3,564         9,142         6,801
                                                                             ----------      ----------    ----------    ----------
       Operating loss...................................................        (4,934)         (2,482)       (8,010)       (4,333)

Interest income.........................................................           450             594           953         1,197
Interest expense........................................................            (4)             (9)          (10)          (21)
Other expense, net......................................................            (8)              -            (8)            -
                                                                             ----------      ----------    ----------    ----------
       Net loss.........................................................        (4,496)         (1,897)       (7,075)       (3,157)

Other comprehensive income (loss):
    Change in unrealized gain or loss on available-for-sale securities             (34)            (18)           34            33
                                                                             ----------      ----------    ----------    ----------
       Comprehensive loss...............................................     $  (4,530)      $  (1,915)    $  (7,041)    $  (3,124)
                                                                             ----------      ----------    ----------    ----------
                                                                             ----------      ----------    ----------    ----------

Net loss per common share and per common share-assuming
    dilution............................................................     $   (0.33)      $   (0.14)    $   (0.53)    $   (0.23)
                                                                             ----------      ----------    ----------    ----------
                                                                             ----------      ----------    ----------    ----------

Shares used in computing net loss per common share and per
    common share-assuming dilution......................................        13,446          13,355        13,442        13,334
                                                                             ----------      ----------    ----------    ----------
                                                                             ----------      ----------    ----------    ----------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                       GENERAL SURGICAL INNOVATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                   December 31,
                                                                                       -----------------------------------
                                                                                            1998               1997
                                                                                       ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................................     $  (7,075)        $   (3,157)
Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of deferred compensation...........................................            68                 69
     Depreciation and amortization...................................................           412                567
     Provision for uncollectible accounts............................................            61                  7
     Provision for excess and obsolete inventory.....................................            50                 (4)
     Changes in operating assets and liabilities:
          Accounts receivable........................................................            (9)               (91)
          Inventories................................................................        (1,602)               705
          Prepaid expenses and other current assets..................................            62               (153)
          Other assets...............................................................          (217)                (2)
          Accounts payable...........................................................         1,105                 75
          Accrued liabilities........................................................           (70)              (267)
                                                                                          ---------         ----------
                    Net cash used in operating activities............................        (7,215)            (2,251)
                                                                                          ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities...........................................        (2,795)           (15,800)
Proceeds from sales and maturities of available-for-sale securities..................         7,200             17,792
Acquisition of property and equipment................................................          (656)              (304)
                                                                                          ---------         ----------
                    Net cash provided by investing activities........................         3,749              1,688
                                                                                          ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock...............................................            79                130
Proceeds from payment on notes receivable from shareholders..........................             3                  -
Payments on capital lease obligations................................................            (7)                (9)
Principal payments on bank borrowings................................................           (62)               (84)
                                                                                          ---------         ----------
                   Net cash provided by financing activities.........................            13                 37
                                                                                          ---------         ----------

Net decrease in cash and cash equivalents............................................        (3,453)              (526)
Cash and cash equivalents, beginning of period.......................................        17,954              7,900
                                                                                          ---------         ----------
Cash and cash equivalents, end of period.............................................     $  14,501           $  7,374
                                                                                          ---------         ----------
                                                                                          ---------         ----------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                       GENERAL SURGICAL INNOVATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation:

       The accompanying unaudited condensed financial statements as of December 31, 1998 of General Surgical Innovations, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999, or any future interim period.

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

       Stock options to purchase 1,858,034 and 1,285,732 shares of common stock at prices ranging from $0.09 to $9.75 per share were outstanding at December 31, 1998 and December 31 1997, respectively, but were not included in the computation of net loss per common share-assuming dilution because they were antidilutive. The aforementioned stock options could potentially dilute earnings per share in the future.

3.   Inventories:

     Inventories comprise (IN THOUSANDS):

                                                            Dec. 31,            June 30,
                                                            --------            --------
                                                              1998                1998
                                                              ----                ----
                                                          (unaudited)
Raw materials...................................           $      1,323        $        910
Work in progress................................                     38                   -
Finished goods..................................                  1,475                 374
                                                         ---------------     ---------------
                                                           $      2,836        $      1,284
                                                         ---------------     ---------------
                                                         ---------------     ---------------

4.  Contingencies:

       In May 1996, Origin Medsystems, Inc. ("Origin"), a unit of Guidant Corporation, filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California. That suit was resolved in GSI's favor by judgment entered on May 15, 1998, finding Origin's patent unenforceable. Origin's appeal of that judgment is pending and is expected to be decided in 1999. The District Court has also awarded $990,000 in attorneys' fees to GSI and Origin has appealed that ruling as well.

       In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that use of Origin's products infringes GSI's U.S. Patent 5,514,153. The court agreed with this allegation in a summary judgment ruling in GSI's favor. On February 8, 1999, a jury found the patent to be valid, that infringement was willful, and granted GSI approximately $12.9 million in damages. GSI is seeking an injunction against further infringements.

       A second action was filed similarly in September 1997, alleging that use of Origin's Vasoview product infringes U.S. Patent 5,667,520. Discovery is near completion in this case.

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

       References made in this Quarterly Report on Form 10-Q to "General Surgical Innovations, Inc.," the "Company" or the "Registrant" refer to General Surgical Innovations, Inc. The following General Surgical Innovations, Inc. trademarks are mentioned in this Quarterly Report:
ENDOSAPH-Registered Trademark-, SPACEMAKER-Registered Trademark-, SAPHtrak-Registered Trademark-, registered trademarks of the Company; SPACEKEEPER-TM-, and Total Solution-TM-, trademarks of the Company.

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

       During the first six months of fiscal 1999, the Company added eight direct sales personnel and realigned its regional distribution in the United States from one consisting primarily of third-party distributors to a combination of distributors and a GSI direct sales force. The Company plans to continue its direct sales force expansion, which the Company believes will create a more balanced approach to distribution, throughout the remainder of the fiscal year. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

       In September 1998, the Company signed two non-exclusive, three-year agreements with United States Surgical Corporation ("USSC"). Under the terms of the first agreement, USSC has obtained non-exclusive rights to market and distribute GSI's SPACEMAKER-Registered Trademark- surgical balloon dissectors worldwide for use in hernia repair and incontinence procedures. Under the terms of the second agreement, GSI has secured non-exclusive worldwide rights to market and distribute several products, including USSC's 5mm mesh fixation device, the ProTack(TM), which is offered with GSI's balloon dissectors in a Total Solution-TM- hernia repair kit.

       In October 1998, GSI entered into non-exclusive agreements with seven leading surgical suppliers to distribute its SPACEMAKER-Registered Trademark-surgical balloon dissector kits used for hernia repair in the United States. Currently, domestic distribution of GSI's products is made through ten independent distributors covering 45 states for Subfascial Endoscopic Perforator Surgery ("SEPS") and saphenous vein harvest products, and nine independent distributors covering 41 states for hernia and SUI products. The Company currently has a direct sales force distributing products in the remaining portion of the United States as well as managing distributor relationships.

       In addition, the Company has agreements with USSC and EES to distribute hernia repair and SUI products worldwide. GSI also sells its products (other than for hernia and SUI applications) in international markets through other distributors, which resell to surgeons and hospitals. At present, the Company has exclusive distribution agreements with eight international distributors, including Baxter International, to distribute GSI's cardiovascular products in Europe and the Company has employees located in Europe to manage those distributors.

       To date, the majority of the sales to distributors and by the Company's direct sales force have been of products for use in hernia repair procedures. The Company's initial market focus was the application of its SPACEMAKER-Registered Trademark- balloon dissection technology for hernia repair. Subsequent to this, the Company has developed additional products for use in general surgery, as well as products for plastic surgery and cardiovascular applications. The Company has completed marketing-related clinical evaluations of, and has introduced products for, saphenous vein harvesting, SEPS, breast augmentation and reconstruction procedures and SUI. The Company is currently conducting additional marketing-related clinical evaluations for products for use in tissue dissection/expansion.

       While the Company has developed or is developing balloon dissection systems for stress urinary incontinence, vascular and plastic surgery, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through calendar 1999.

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

       The Company has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through fiscal 1999. The Company's sales to date have consisted primarily of surgical balloon dissectors for hernia repair. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of surgical balloon dissectors for other applications, the Company anticipates that it will be required to make significant additional expenditures in sales and marketing, and in research and development (including marketing-related clinical evaluations).

       The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

RESULTS OF OPERATIONS

       REVENUE. Total revenue, including product sales and guaranteed payments, decreased by 59% to $926,000 for the quarter ended December 31, 1998 from $2.3 million for the same period in 1997. Revenue for the six months ended December 31, 1998 decreased 36% to approximately $2.9 million from $4.6 million for the six months ended December 31, 1997. Revenues in fiscal 1999 consisted entirely of product sales, while revenues for the three and six months ended December 31, 1997 consisted of $860,000 and $1.6 million, respectively, in guaranteed payments from EES. The Company believes that its sales results will fluctuate from quarter to quarter during at least the next several quarters.

       COST OF SALES. Cost of sales decreased by 38% to $731,000 for the quarter ended December 31, 1998 from approximately $1.2 million for the same period in 1997. This decrease in absolute dollars was due to a decrease in product sales over this same period. As a percentage of product sales, cost of sales decreased from 84% in the second quarter of fiscal 1998 to 79% in the second quarter of fiscal 1999. Cost of sales for the six months ended December 31, 1998 decreased as a percent of sales to 62%, or approximately $1.8 million, as compared to 72% of sales, or approximately $2.1 million, for the six months ended December 31, 1997.

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which include expenditures for marketing-related clinical evaluations and regulatory expenses, increased 42% to $934,000 in the quarter ended December 31, 1998 from $658,00 for the same period in 1997. R&D expenses for the six months ended December 31, 1998 were approximately $1.7 million as compared to $1.4 million for the same period of the prior fiscal year, which represented an 18% increase. Increases are due to new general and vascular surgical product development expenditures.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 44% to approximately $4.2 million for the quarter ended December 31, 1998 from $2.9 million for the quarter ended December 31, 1997. For the six months ended December 31, 1998, SG&A expenses were $7.5 million compared to $5.4 million for the same period in 1997. These increases are primarily due to increased legal expenses related to intellectual property litigation, as well as increased labor and labor related expenses as the Company expands its sales and marketing infrastructure.

       INTEREST INCOME, INTEREST EXPENSE, AND OTHER EXPENSE. Interest and other income (net of expense) decreased to $438,000 for the quarter ended December 31, 1998 from $585,000 for the quarter ended December 31, 1997. For the six months ended December 31, 1998, interest and other income (net of expense) decreased to $935,000 from $1.2 million for the same period in 1997. Decreases are due mainly to lower average cash, cash equivalents and available-for-sale securities balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

       Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $31.9 million at December 31, 1998. The Company has funded its operations primarily through the sale of equity securities. From its inception through December 31, 1998 the Company raised approximately $15.5 million through the private placement of equity securities and approximately $46.9 million (net of underwriting discounts and commissions) in an initial public offering.

       As of December 31, 1998 the Company's principal source of liquidity consists of cash, cash equivalents and available-for-sale securities of $29.6 million. In addition, the Company has a bank line of credit available for $5.0 million. As of December 31, 1998, the Company has no amounts outstanding under this line. The Company also has an equipment loan with an outstanding balance of approximately $123,000.

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

       In January 1998, the Company began to evaluate and assess the Company's information technology and non-information technology systems for compliance with the Y2K issue. The Company is in the process of fixing or replacing noncompliant software and systems and intends to have this process completed by June 30, 1999, but there can be no assurance that such fixes or replacements will occur by such date. The Company is currently conducting testing and remediation activities on its systems, and intends to survey major customers and suppliers to assess their systems' compliance as well as their systems' compatibility with the Company's existing or projected compliant systems. There can be no assurance that there will not be an adverse material effect on the Company's business, financial condition or results of operations if the Company or its suppliers or customers do not convert or replace their systems in a timely manner to comply with the Y2K issue.

       The Company's costs related to the Y2K issue are funded through operating cash flows. Through December 31, 1998, the Company expended approximately $15,000 in evaluating and planning. The Company estimates total costs to be between $50,000 and $100,000 for fixing and replacing noncompliant systems, including the cost of new software and modifying the applicable code of existing software. The Company currently believes that the total cost of achieving Y2K compliant systems will not be material to its business, financial condition or results of operations. In the event that the Company will be unable to achieve Y2K compliance in a timely manner with existing personnel, as a contingency the Company expects to hire outside Y2K solution providers to assist in achieving such compliance.

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

       The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, market demand for the Company's products, the timing of orders and shipments, the timely development and market acceptance of new products and surgical procedures, the impact of performance of the Company's distributors, the Company's ability to further expand into international markets, public policy relating to health care reform in the United States and other countries, approval of its products by government agencies such as the United States Food and Drug Administration, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein. The factors listed below under "Factors Affecting Future Results," as well as other factors, have in the past affected, and could in the future affect, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements contained in the following discussion.

       HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES. The Company has experienced significant operating losses since inception and as of December 31, 1998, the Company had an accumulated deficit of $31.9 million. The Company's net operating losses for the quarters ended December 31, 1998 and September 30, 1998 were $4.5 million and $2.6 million, respectively. The Company expects to continue to incur operating losses on a quarterly and annual basis through at least calendar year 1999. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that the Company will ever generate substantial revenue or achieve profitability. Failure by the Company to generate substantial revenue would have a material adverse effect on the Company's business, financial condition and results of operations.

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

       DEPENDENCE ON KEY DISTRIBUTORS. In February 1998, the Company replaced its five-year OEM supply agreement with EES with a non-exclusive distribution agreement which granted EES worldwide sales and marketing rights to sell the SPACEMAKER-Registered Trademark- surgical balloon dissectors in the laparoscopic hernia repair and stress urinary incontinence ("SUI") markets. Unlike the prior EES OEM Agreement, this new EES non-exclusive agreement does not provide for any minimum payments from EES to the Company. In December 1997, the Company entered into a four-year distribution agreement with Genzyme Surgical Products Corporation ("Genzyme"). Under the agreement, Genzyme has exclusive rights to market and distribute GSI's surgical balloon dissectors worldwide for use in reconstructive and cosmetic plastic surgery procedures. In September 1998, the Company signed a non-exclusive, three-year agreement with United States Surgical Corporation ("USSC"). Under the terms of the agreement, USSC has obtained non-exclusive rights to market and distribute GSI's SPACEMAKER-Registered Trademark- surgical balloon dissectors worldwide for use in hernia repair and incontinence procedures.

       LIMITED MARKETING AND DIRECT SALES EXPERIENCE. The Company has limited experience marketing and selling its products through its direct sales force, and has sold its products in commercial quantities through its direct sales force only to the hernia market and, to a lesser degree, to the vascular surgery markets. The Company intends to establish relationships with additional distribution partners, and there can be no assurance that the Company will be successful in establishing such relationships on commercially reasonable terms, if at all. The failure to establish and maintain an effective distribution channel for the Company's products, or establish and retain qualified and effective sales personnel to support commercial sales of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

       UNCERTAINTY OF MARKET ACCEPTANCE; NO ASSURANCE OF CLINICAL ADVANTAGE. The Company's success is substantially dependent upon the success of its SPACEMAKER-Registered Trademark- balloon dissection products. The Company believes that market acceptance of the Company's products will depend on the adoption of laparoscopic techniques generally and the conversion of non-balloon dissection surgical techniques and treatments to balloon dissection techniques specifically. To date, the Company has limited long-term outcomes data regarding successful balloon dissection procedures. If the Company is not able to demonstrate consistent clinical benefits resulting from the use of its products (including reduced procedure time, reduced patient trauma and lower costs), the Company's business, financial condition and results of operations could be materially and adversely affected.

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

       The Company introduced its surgical balloon dissectors in late 1993. To the extent that laparoscopic techniques are adopted slowly, that surgical balloon dissectors are not incorporated into laparoscopic techniques or that surgeons are unwilling or unable to develop the skills necessary to utilize surgical balloon dissectors, the Company's business, financial condition and results of operations could be materially adversely affected.

       FLUCTUATIONS IN QUARTERLY RESULTS. Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) fluctuations in purchases of the Company's products by its distributors, (ii) the ability of the Company's distributors to effectively promote and sell the Company's products, (iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (iv) the mix of sales among distributors and the Company's direct sales force, (v) new product introductions by the Company and its competitors, (vi) fluctuations in revenues among different product lines and markets, (vii) timing of patent and regulatory approvals, if any,
(viii) intellectual property litigation, (ix) timing and growth of operating expenses and (x) general market conditions.

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

       In addition, announcements or expected announcements by the Company, its competitors or its distributors of new products, new technologies or pricing changes could cause existing or potential customers of the Company to defer purchases of the Company's existing products and could alter the mix of products purchased from the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements will be successfully introduced or that such introductions will not adversely affect the demand for existing products. As a result of these and other factors, the Company's quarterly operating results have fluctuated in the past, and the Company expects that such results may fluctuate in the future. Due to such quarterly fluctuations in operating results, quarter-to-quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

       RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties.

       In May 1996, Origin Medsystems, Inc. ("Origin"), a unit of Guidant Corporation, filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California. That suit was resolved in GSI's favor by judgment entered on May 15, 1998, finding Origin's patent unenforceable. Origin's appeal of that judgment is pending and is expected to be decided in 1999. The District Court has also awarded $990,000 in attorneys' fees to GSI and Origin has appealed that ruling as well.

       In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that use of Origin's products infringes GSI's U.S. Patent 5,514,153. The court agreed with this allegation in a summary judgment ruling in GSI's favor. On February 8, 1999, a jury found the patent to be valid, that infringement was willful, and granted GSI approximately $12.9 million in damages. GSI is seeking an injunction against further infringements.

       A second action was filed similarly in September 1997, alleging that use of Origin's Vasoview product infringes U.S. Patent 5,667,520. Discovery is near completion in this case.

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

       UNCERTAIN AVAILABILITY OF THIRD-PARTY REIMBURSEMENT. The Company's success will depend upon the ability of surgeons to obtain satisfactory reimbursement from healthcare payors for the Company's products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients. Reimbursement in the United States for the Company's balloon dissection products is currently available from most third-party payors, including most major private health care insurance plans and Medicaid, under existing surgical procedure codes. The Company does not expect that third-party reimbursement in the United States will be available for use of some of its other products unless and until clearance or approval is received from the federal Food and Drug Administration (the "FDA"). If FDA clearance or approval is received, third-party reimbursement for these products will depend upon decisions by individual health maintenance organizations, private insurers and other payors. Many payors, including the federal Medicare program, pay a preset amount for the surgical facility component of a surgical procedure. This amount typically includes medical devices such as the Company's. Thus, the surgical facility or surgeon may not recover the added cost of the Company's products. In addition, managed care payors often limit coverage to surgical devices on a preapproved list or obtained from an exclusive source. If the Company's products are not on the list or are not available from the exclusive source, the facility or surgeon will need to obtain an exception from the payor or the patient will be required to pay for some or all of the cost of the Company's product. The Company believes that procedures using its balloon dissection products currently may be reimbursed in the United States under certain existing procedure codes. However, there can be no assurance that such procedure codes will remain available or that the reimbursement under these codes will be adequate. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to increase revenues or achieve or maintain profitability. The unavailability of third-party or other adequate reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The SPACEMAKER-Registered Trademark- I platform, SPACEMAKER-Registered Trademark- II platform, SPACEMAKER-Registered Trademark- Plastics platform, SPACEMAKER-Registered Trademark-SAPHtrak-Registered Trademark- platform and KnotMakerTM- product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, and certain vascular surgery (including saphenous vein procedures) when tissue dissection is required. The Company has promoted these products for surgical applications (E.G., hernia repair, subfascial endoscopic perforator surgery, breast augmentation and reconstruction, treatment of stress urinary incontinence and saphenous vein harvesting), and may in the future promote these products for the dissection required for additional selected applications (E.G. tissue dissection/expansion and a variety of orthopedic procedures such as anterior spinal fusion and long-bone plating). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

       LIMITED COMMERCIAL MANUFACTURING EXPERIENCE. The Company has only limited experience in manufacturing its products in commercial quantities. Manufacturers often encounter difficulties in scaling up for commercial production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties experienced by the Company in manufacturing scale-up and manufacturing difficulties could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be successful in scaling up or that it will not experience manufacturing difficulties or product recalls in the future.

       DEPENDENCE ON SINGLE SOURCE SUPPLIERS; LACK OF CONTRACTUAL ARRANGEMENTS. The Company currently relies upon single source suppliers for several components of its balloon dissection products, and in most cases there are no formal contracts with such suppliers. There can be no assurance that the component materials obtained from single source suppliers will continue to be available in adequate quantities or, if required, that the Company will be able to locate alternative sources of such component materials on a timely basis to market its products, if at all. In addition, there can be no assurance that the single source suppliers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The failure to obtain sufficient quantities and qualities of such component materials, or the loss of any of the Company's single source suppliers, could cause a delay in GSI's ability to fulfill orders while it attempts to identify and certify a replacement supplier, if any, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       In January 1998 the Company began to evaluate and assess the Company's information technology and non-information technology systems for compliance with the Y2K issue. The Company is in the process of fixing or replacing noncompliant software and systems and intends to have this process completed by June 30, 1999, but there can be no assurance that such fixes or replacements will occur by such date. The Company is currently conducting testing and remediation activities on its systems, and intends to survey major customers and suppliers to assess their systems' compliance as well as their systems' compatibility with the Company's existing or projected compliant systems. There can be no assurance that there will not be an adverse material effect on the Company's business, financial condition or results of operations if the Company or its suppliers or customers do not convert or replace their systems in a timely manner to comply with the Y2K issue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company had no holdings of derivative financial or commodity instruments at December 31, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At December 31, 1998 the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       In May 1996, Origin Medsystems, Inc. ("Origin"), a unit of Guidant Corporation, filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California. That suit was resolved in GSI's favor by judgment entered on May 15, 1998, finding Origin's patent unenforceable. Origin's appeal of that judgment is pending and is expected to be decided in 1999. The District Court has also awarded $990,000 in attorneys' fees to GSI and Origin has appealed that ruling as well.

       In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that use of Origin's products infringes GSI's U.S. Patent 5,514,153. The court agreed with this allegation in a summary judgment ruling in GSI's favor. On February 8, 1999, a jury found the patent to be valid, that infringement was willful, and granted GSI approximately $12.9 million in damages. GSI is seeking an injunction against further infringements.

       A second action was filed similarly in September 1997, alleging that use of Origin's Vasoview product infringes U.S. Patent 5,667,520. Discovery is near completion in this case.

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

       From May 10, 1996 to December 31, 1998, the Company incurred the following expenses in connection with the offering:

                Underwriting discounts and commissions        $3,622,500
                Other expenses                                $1,187,025
                                                              ----------
                         Total Expenses                       $4,809,525

       All of such expenses were direct or indirect payments to others.

       The net offering proceeds to the Company after deducting the total expenses above were $46,940,475. From May 10, 1996 to December 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

       Construction of plant, building and facilities               $ 1,227,065
       Purchase and installment of machinery and equipment          $ 1,937,420
       Repayment of indebtedness                                    $   898,811
       Working capital                                              $30,502,324
                                                                    -----------
                 Total                                              $34,565,620

       This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3. DEFAULTS IN SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On November 19, 1998 at the Company's Annual Meeting of Shareholders for the Fiscal Year Ending June 30, 1998 the following matters were submitted and voted on by securityholders and were adopted:

        A. The election of Class I directors to serve until the Annual Meeting of the shareholders for fiscal year 2000 or until their successors are elected and qualified.

        The results of the vote are as follows:


                                                   Yes         Abstain
                                                ----------     -------
        Gregory D. Casciaro                     12,725,913      50,907
        Thomas J. Fogarty                       12,694,090      82,730
        Roderick A. Young                       12,723,990      52,830


        The terms of office for the following individuals, who are Class II directors, will continue until the Annual Meeting of Shareholders for fiscal year 1999: David Chonette, Paul Goeld, James Sulat, and Mark Wan.

        B. The approval of an amendment to the 1992 Stock Option Plan (i) to increase the number of shares of Common Stock reserved for issuance thereunder on the date of each annual meeting of the shareholders during the period beginning on and including November 19, 1998 and ending on September 14, 2002 by an amount equal to the lesser of:
            (x) four percent (4%) of the total number of shares of the Company's Common Stock issued and outstanding as of the last business day immediately preceding the date of the annual meeting of the shareholders each fiscal year, or (y) 600,000 shares, and (ii) to increase the total maximum number of shares subject to options that may be issued to any one employee during a fiscal year to 1,000,000 effective as of July 1, 1998.

        The results of the vote are as follows:


                            Yes        No      Abstain     Broker Non-Vote
                         ---------   -------   -------     ---------------
                         7,292,379   642,631   906,723           3,935,087


        C. The ratification of PricewaterhouseCoopers, LLP as the Company's independent accountants for the fiscal year ended June 30, 1999.

        The results of the vote are as follows:


                            Yes         No     Abstain
                         ----------   ------   -------
                         12,750,326   18,236     8,258



ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit           Description
         -------           -----------
           10.2           1992 Stock Option Plan, as amended November 1997
                          and November 1998.

           10.27          Written Compensation Agreement Dated April 6, 1998.

27.1     Financial Data Schedule.

     (b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

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




Date: February 16, 1999