Form 10-Q
period 1999-03-31
GENERAL SURGICAL INNOVATIONS INC
filed 1999-05-14
CIK 890763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There were approximately 13,480,969 shares of Registrant's Common Stock issued and outstanding as of April 30, 1999.

                       GENERAL SURGICAL INNOVATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



                                         TABLE OF CONTENTS

                                                                                       Page
                                  PART I. FINANCIAL INFORMATION

   Item 1.  Condensed Financial Statements (Unaudited)
            Condensed balance sheets at March 31, 1999
            and June 30, 1998..........................................................  3

            Condensed statements of operations and comprehensive loss
            for the three and nine months ended March 31, 1999 and March 31, 1998......  4

            Condensed statements of cash flows for the nine months ended
            March 31, 1999 and March 31, 1998..........................................  5

            Notes to condensed financial statements....................................  6


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................................  7


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................ 20


                                     PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.......................................................... 20

   Item 2.  Changes in Securities and Use of Proceeds.................................. 21

   Item 3.  Defaults Upon Senior Securities  .......................................... 22

   Item 4.  Submission of Matters to a Vote of Security Holders........................ 22

   Item 5.  Other Information ......................................................... 22

   Item 6.  Exhibits and Reports on Form 8-K .......................................... 22


                         GENERAL SURGICAL INNOVATIONS, INC.
                              CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)



                                                                                      March 31,       June 30,
                                                                                        1999            1998
                                                                                      ---------      ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .      $   9,991      $  17,954
   Available-for-sale securities . . . . . . . . . . . . . . . . . . . . . . . .         10,399         10,743
   Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,238          1,043
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,041          1,284
   Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . .            587            733
                                                                                      ---------      ---------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         25,256         31,757

Available-for-sale securities, non-current.. . . . . . . . . . . . . . . . . . .          3,670          8,772
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .          2,828          2,101
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            347            194
                                                                                      ---------      ---------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  32,101      $  42,824
                                                                                      ---------      ---------
                                                                                      ---------      ---------
                                   LIABILITIES
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   2,261      $     910
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,172          1,316
   Capital leases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14             14
   Bank borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             82            103
                                                                                      ---------      ---------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .          4,529          2,343

Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .             56            149
Capital leases, less current portion . . . . . . . . . . . . . . . . . . . . . .              1             12
Bank borrowings, less current portion. . . . . . . . . . . . . . . . . . . . . .             21             82
                                                                                      ---------      ---------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,607          2,586
                                                                                      ---------      ---------
Contingencies (Note 4)

                              SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value . . . . . . . . . . . . . . . . . . . . . . . .              -              -
Common stock, $.001 par value. . . . . . . . . . . . . . . . . . . . . . . . . .             13             13
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .         65,383         65,290
Notes receivable from shareholders . . . . . . . . . . . . . . . . . . . . . . .            (85)           (87)
Deferred compensation, net . . . . . . . . . . . . . . . . . . . . . . . . . . .            (56)          (159)
Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . . . .             35             16
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (37,796)       (24,835)
                                                                                      ---------      ---------
        Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .         27,494         40,238
                                                                                      ---------      ---------
          Total liabilities and shareholders' equity . . . . . . . . . . . . . .      $  32,101      $  42,824
                                                                                      ---------      ---------
                                                                                      ---------      ---------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
         THESE CONDENSED FINANCIAL STATEMENTS.

                         GENERAL SURGICAL INNOVATIONS, INC.
             CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                    MARCH 31,                  MARCH 31,
                                                                             ----------------------     -----------------------
                                                                               1999          1998          1999          1998
                                                                             --------      --------     ---------      --------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,123      $    894     $   4,070      $  3,869
Guaranteed payments. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -             -             -         1,635
                                                                             --------      --------     ---------      --------
Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,123           894         4,070         5,504

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,329           602         3,144         2,744
                                                                             --------      --------     ---------      --------
       Gross profit (loss) . . . . . . . . . . . . . . . . . . . . . . . .       (206)          292           926         2,760
                                                                             --------      --------     ---------      --------
Operating expenses:
   Research and development. . . . . . . . . . . . . . . . . . . . . . . .        948           651         2,626         2,074
   Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . . . .      1,829         1,297         4,983         3,591
   General and administrative. . . . . . . . . . . . . . . . . . . . . . .      3,214         1,906         7,524         4,990
                                                                             --------      --------     ---------      --------
     Total operating expenses. . . . . . . . . . . . . . . . . . . . . . .      5,991         3,854        15,133        10,655
                                                                             --------      --------     ---------      --------
       Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,197)       (3,562)      (14,207)       (7,895)

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        345           571         1,298         1,768
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4)           (8)          (14)          (29)
Other expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (30)            -           (38)            -
                                                                             --------      --------     ---------      --------
       Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,886)       (2,999)      (12,961)       (6,156)

Other comprehensive income (loss):
   Change in unrealized gain or loss on available-for-sale securities. . .        (15)           18            19            51
                                                                             --------      --------     ---------      --------
       Comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . . .   $ (5,901)     $ (2,981)    $ (12,942)     $ (6,105)
                                                                             --------      --------     ---------      --------
                                                                             --------      --------     ---------      --------
Net loss per common share and per common share-assuming
   dilution. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (0.44)     $  (0.22)    $   (0.96)     $  (0.46)
                                                                             --------      --------     ---------      --------
                                                                             --------      --------     ---------      --------
Shares used in computing net loss per common share and per
   common share-assuming dilution. . . . . . . . . . . . . . . . . . . . .     13,479        13,401        13,485        13,356
                                                                             --------      --------     ---------      --------
                                                                             --------      --------     ---------      --------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
         THESE CONDENSED FINANCIAL STATEMENTS.

                         GENERAL SURGICAL INNOVATIONS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                       -----------------------
                                                                                         1999           1998
                                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:. . .       $(12,961)      $ (6,156)
   Amortization of deferred compensation . . . . . . . . . . . . . . . . . . . .            103            103
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .            630            820
   Provision for uncollectible accounts. . . . . . . . . . . . . . . . . . . . .            131             (1)
   Loss on write-off/sale of fixed assets. . . . . . . . . . . . . . . . . . . .             40              -
   Provision for excess and obsolete inventory . . . . . . . . . . . . . . . . .            284             10
   Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .           (326)         1,453
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,041)           650
       Prepaid expenses and other current assets . . . . . . . . . . . . . . . .            146              2
       Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (207)            (4)
       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,351            141
       Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .            763           (132)
                                                                                       --------       --------
           Net cash used in operating activities . . . . . . . . . . . . . . . .        (12,087)        (3,114)
                                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities . . . . . . . . . . . . . . . . . . .         (3,811)       (18,010)
Proceeds from sales and maturities of available-for-sale securities. . . . . . .          9,200         32,292
Acquisition of property and equipment                              . . . . . . .         (1,267)          (384)
                                                                                       --------       --------
           Net cash provided by investing activities acactivitiactivities. . . .          4,122         13,898
                                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . .             93            159
Proceeds from payment on notes receivable from shareholders. . . . . . . . . . .              2              -
Payments on capital lease obligations. . . . . . . . . . . . . . . . . . . . . .            (11)           (12)
Principal payments on bank borrowings. . . . . . . . . . . . . . . . . . . . . .            (82)          (125)
                                                                                       --------       --------
           Net cash provided by financing activities . . . . . . . . . . . . . .              2             22
                                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .         (7,963)        10,806
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .         17,954          7,900
                                                                                       --------       --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . .       $  9,991      $  18,706
                                                                                       --------       --------
                                                                                       --------       --------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
         THESE CONDENSED FINANCIAL STATEMENTS.

                         GENERAL SURGICAL INNOVATIONS, INC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements as of March 31, 1999 of General Surgical Innovations, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999, or any future interim period.

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

     Stock options to purchase 1,849,692 and 1,456,092 shares of common stock at prices ranging from $0.09 to $9.75 per share were outstanding at March 31, 1999 and March 31, 1998, respectively, but were not included in the computation of net loss per common share-assuming dilution because they were antidilutive. The aforementioned stock options could potentially dilute earnings per share in the future.

3.   Inventories:

     Inventories comprise (IN THOUSANDS):

                                                  MARCH 31,          JUNE 30,
                                                    1999               1998
                                                 -----------       -----------
                                                 (unaudited)
Raw materials. . . . . . . . . . . . . . . .     $     1,731       $       910
Work in progress . . . . . . . . . . . . . .               8                 -
Finished goods . . . . . . . . . . . . . . .           1,302               374
                                                 -----------       -----------
                                                 $     3,041       $     1,284
                                                 -----------       -----------
                                                 -----------       -----------


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

     In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153. The court agreed with this allegation in a summary judgment ruling in GSI's favor. On February 8, 1999, a jury found the patent to be valid, that infringement was willful, and granted GSI approximately $12.9 million in damages. On April 14, 1999, the court entered judgment on the jury verdict, awarding $12.9 million in damages, and imposing a permanent injunction against sales of Origin's infringing products to take effect on November 15, 1999. Certain provisions in the injunction take place immediately. Origin has appealed the judgement, and GSI has filed a cross-appeal. These appeals are expected to be decided in 2000.

     A second action was filed by GSI similarly in September 1997, alleging that use of Origin's Vasoview product infringes U.S. Patent 5,667,520. Discovery is near completion in this case.

     GSI is also involved in an interference proceeding in the U.S. Patent Office to determine whether certain subject matter was first invented by GSI's named inventor. The priority portion of this interference has been decided in GSI's favor by an arbitrator to whom this issue was referred. The patentability portion of this interference was decided in GSI's favor by the United States Patent and Trademark Office ("PTO"). Origin has appealed the PTO's patentability decision, but could not appeal and has not appealed the arbitrator's priority decision. This appeal is also expected to be decided in 2000.

     In late April 1999, GSI was informed that Dr. Peter Bonutti and Bonutti Research, Inc., the assignor of several patents to GSI, had filed suit in the United States District Court for the Southern District of Illinois seeking 50% of the $12.9 million Origin damage award, rescission of the assignment agreement, and other related relief. GSI believes that the issues raised are arbitrable as provided in the assignment agreement between the parties and has filed an action in the Northern District of California in San Jose to compel arbitration. GSI intends to vigorously contest the claims made by Bonutti and Bonutti Research.

     From time to time the Company may be exposed to litigation arising out of its products or operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company, except for the patent interference and infringement proceedings discussed herein.

     No accrual for the above matters has been made in the accompanying financial statements as the ultimate outcomes of the litigation and dispute presently are not determinable. The litigation and dispute are subject to inherent uncertainties and thus, there can be no assurance that the litigation or dispute will be resolved favorably to the Company or that they will not have a material adverse effect on the Company's financial position or results of operation.

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

OVERVIEW

     Since its inception in April 1992, GSI has been engaged in the development, manufacturing and marketing of balloon dissection systems and related minimally invasive surgical instruments. The Company began commercial sales of its balloon dissection systems for hernia repair in September 1993. To date, the Company has received from the FDA seven 510(k) clearances for use of the Company's technology to perform dissection of tissue planes anywhere in the body using a broad range of balloon sizes and shapes. The Company currently sells products in the United States, Europe, South America, and Australia for selected applications, such as hernia repair, subfascial endoscopic perforator surgery, saphenous vein harvesting and breast augmentation and reconstruction surgery.

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

     In September 1998, the Company signed two non-exclusive, three-year agreements with United States Surgical Corporation ("USSC"). Under the terms of the first agreement, USSC has obtained non-exclusive rights to market and distribute GSI's SPACEMAKER-Registered Trademark- surgical balloon dissectors worldwide for use in hernia repair and incontinence procedures. Under the terms of the second agreement, GSI has secured non-exclusive worldwide rights to market and distribute several products, including USSC's 5mm mesh fixation device, the ProTack-TM-, which is offered with GSI's balloon dissectors in the SPACEMAKER-Registered Trademark- Total Solution-TM- Hernia Repair Kit.

     In October 1998, GSI entered into non-exclusive agreements with seven leading surgical suppliers to distribute its SPACEMAKER-Registered Trademark-surgical balloon dissector kits used for hernia repair in the United States. In May 1999, the Company signed a distribution agreement with Dexterity Surgical, Inc. to distribute its hernia and SUI products in all or part of 28 states. Currently, domestic distribution of GSI's products is made through ten independent distributors covering 40 states for Subfascial Endoscopic Perforator Surgery ("SEPS") and saphenous vein harvest products, and ten independent distributors covering 43 states for hernia and SUI products.

     In addition, the Company currently has a direct sales force distributing products in the remaining portion of the United States, as well as managing distributor relationships. During the first nine months of fiscal 1999, the Company added nine direct sales personnel and realigned its regional distribution in the United States from one consisting primarily of third-party distributors to a combination of distributors and a GSI direct sales force. The Company believes this will create a more balanced approach to distribution.

     With respect to international sales, the Company has agreements with USSC and EES to distribute hernia repair and SUI products worldwide. GSI also sells its products in international markets through other distributors, which resell to surgeons and hospitals. At present, the Company has distribution agreements with 13 international distributors to distribute GSI's products and the Company has employees located in Europe to manage those distributors.

     To date, the majority of the sales to distributors and by the Company's direct sales force have been of products for use in hernia repair procedures. The Company's initial market focus was the application of its SPACEMAKER-Registered Trademark- balloon dissection technology for hernia repair. Subsequent to this, the Company has developed additional products for use in general surgery, as well as products for plastic surgery and cardiovascular applications. The Company has completed marketing-related clinical evaluations of, and has introduced products for, saphenous vein harvesting, SEPS, breast augmentation and reconstruction procedures and SUI. The Company is currently conducting additional marketing-related clinical evaluations for products for use in other types of tissue dissection/expansion.

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

     The Company has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through calendar 1999. The Company's sales to date have consisted primarily of surgical balloon dissectors for hernia repair. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of surgical balloon dissectors for other applications, the Company anticipates that it will be required to make significant additional expenditures in sales and marketing, and in research and development (including marketing-related clinical evaluations).

     The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

RESULTS OF OPERATIONS

     REVENUE. Total revenue increased by 26% to $1.1 million for the quarter ended March 31, 1999 from $894,000 million for the same period in 1998. Total revenue for the nine months ended March 31, 1999 decreased 26% to approximately $4.1 million from $5.5 million for the nine months ended March 31, 1998. Revenues for the nine months ended March 31, 1999 consisted entirely of product sales, while revenues for the nine months ended March 31, 1998 included $1.6 million in guaranteed payments from EES. The Company believes that its sales results will fluctuate from quarter to quarter during at least the next several quarters due to a number of factors including, but not limited to, the ability of the Company's distributors to effectively promote and sell the Company's products and the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company.

     COST OF SALES. Cost of sales increased by 121% to $1.3 million for the quarter ended March 31, 1999 from approximately $602,000 for the same period in 1998. As a percentage of product sales, cost of sales increased to 118% in the third quarter of fiscal 1999 from 67% in the third quarter of fiscal 1998. Cost of sales for the nine months ended March 31, 1999 increased as a percent of sales to 77%, or approximately $3.1 million, as compared to 50% of sales, or approximately $2.7 million, for the nine months ended March 31, 1998. This increase in cost of sales as a percentage of product sales was due to increasing sales of the SPACEMAKER-Registered Trademark- Total Solution-TM- Hernia Repair Kit, the cost of which is relatively high due to the inclusion of OEM products, as well as an increase in the reserve for obsolete inventory.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which include expenditures for marketing-related clinical evaluations and regulatory expenses, increased 46% to $948,000 in the quarter ended March 31, 1999 from $651,000 for the same period in 1998. R&D expenses for the nine months ended March 31, 1999 were approximately $2.6 million as compared to $2.1 million for the same period of the prior fiscal year, which represented a 27% increase. Increases were primarily related to general and vascular surgical product development expenditures.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 57% to approximately $5.0 million for the quarter ended March 31, 1999 from $3.2 million for the quarter ended March 31, 1998. For the nine months ended March 31, 1999, SG&A expenses were $12.5 million compared to $8.6 million for the same period in 1998. These increases are primarily due to increased legal expenses related to intellectual property litigation, as well as increased labor and labor related expenses as the Company expands its sales and marketing infrastructure.

     INTEREST INCOME, INTEREST EXPENSE, AND OTHER EXPENSE. Interest and other income (net of expense) decreased to $311,000 for the quarter ended March 31, 1999 from $563,000 for the quarter ended March 31, 1998. For the nine months ended March 31, 1999, interest and other income (net of expense) decreased to $1.2 million from $1.7 million for the same period in 1998. Decreases are due mainly to lower average cash, cash equivalents and available-for-sale securities balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of approximately $37.8 million at March 31, 1999. The Company has funded its operations primarily through the sale of equity securities. From its inception through March 31, 1999 the Company raised approximately $15.5 million through the private placement of equity securities and approximately $46.9 million (net of underwriting discounts and commissions) in an initial public offering.

     As of March 31, 1999 the Company's principal source of liquidity consists of cash, cash equivalents and available-for-sale securities of $24.0 million.

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

     The Company's costs related to the Y2K issue are funded through operating cash flows. Through March 31, 1999, the Company has expended approximately $20,000 in evaluating, planning and upgrading equipment. The Company estimates total costs to be between $25,000 and $35,000 for fixing and replacing noncompliant systems, including the cost of new software and modifying the applicable code of existing software. The Company currently believes that the total cost of achieving Y2K compliant systems will not be material to its business, financial condition or results of operations. In the event that the Company will be unable to achieve Y2K compliance in a timely manner with existing personnel, as a contingency the Company expects to hire outside Y2K solution providers to assist in achieving such compliance. There can be no assurance that such contingency plan will adequately address the Company's Y2K compliance issues.

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

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, outcomes in litigation proceedings, market demand for the Company's products, the timing of orders and shipments, the timely development and market acceptance of new products and surgical procedures, the impact of performance of the Company's distributors, the Company's ability to further expand into international markets, public policy relating to health care reform in the United States and other countries, approval of its products by government agencies such as the United States Food and Drug Administration, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein. The factors listed below under "Factors Affecting Future Results," as well as other factors, have in the past affected, and could in the future affect, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements contained in the following discussion.

     HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES.   The Company has
experienced significant operating losses since inception and as of March 31, 1999, the Company had an accumulated deficit of $37.8 million. The Company's net operating losses for the quarters ended March 31, 1999, December 31, 1998 and September 30, 1998 were $5.9 million, $4.5 million and $2.6 million, respectively. The Company expects to continue to incur operating losses on a quarterly and annual basis through at least calendar year 1999. There can be no assurance that the Company will ever generate substantial revenue or achieve profitability. Failure by the Company to generate substantial revenues would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In December 1996, the Company entered into the Expanded Ethicon Agreement, pursuant to which EES made approximately $4.9 million in guaranteed payments to the Company in fiscal year 1997, which constituted 54% of revenues for fiscal year 1997, and payments by mutual consent of $775,000 in the first quarter of fiscal year 1998 and $860,000 in the second quarter of fiscal 1998. The Company and EES entered into a nonexclusive distribution agreement for the laparoscopic hernia repair and stress urinary incontinence markets in February 1998, which supersedes the Expanded Ethicon Agreement and which does not include a provision for minimum quarterly payments. Sales to EES in the first nine months of fiscal year 1999 have decreased compared to sales for the similar period in fiscal year 1998, and the Company anticipates that sales to EES may decrease in the future. Failure by EES to achieve certain levels of sales growth or purchases could adversely affect the Company's operating results. In addition, in September 1998 the Company signed two non-exclusive, three-year distribution agreements with United States Surgical Corporation. Failure by the Company or USSC to achieve certain levels of sales growth or purchases could adversely affect the Company's operating results.

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

     In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153. The court agreed with this allegation in a summary judgment ruling in GSI's favor. On February 8, 1999, a jury found the patent to be valid, that infringement was willful, and granted GSI approximately $12.9 million in damages. On April 14, 1999, the court entered judgment on the jury verdict, awarding $12.9 million in damages, and imposing a permanent injunction against sales of Origin's infringing products to take effect on November 15, 1999. Certain provisions in the injunction take place immediately. Origin has appealed the judgement, and GSI has filed a cross-appeal. These appeals are expected to be decided in 2000.

     A second action was filed by GSI similarly in September 1997, alleging that use of Origin's Vasoview product infringes U.S. Patent 5,667,520. Discovery is near completion in this case.

     GSI is also involved in an interference proceeding in the U.S. Patent Office to determine whether certain subject matter was first invented by GSI's named inventor. The priority portion of this interference has been decided in GSI's favor by an arbitrator to whom this issue was referred. The patentability portion of this interference was decided in GSI's favor by the United States Patent and Trademark Office ("PTO"). Origin has appealed the PTO's patentability decision, but could not appeal and has not appealed the arbitrator's priority decision. This appeal is also expected to be decided in 2000.

     In late April 1999, GSI was informed that Dr. Peter Bonutti and Bonutti Research, Inc., the assignor of several patents to GSI, had filed suit in the United States District Court for the Southern District of Illinois seeking 50% of the $12.9 million Origin damage award, rescission of the assignment agreement, and other related relief. GSI believes that the issues raised are arbitrable as provided in the assignment agreement between the parties and has filed an action in the Northern District of California in San Jose to compel arbitration. GSI intends to vigorously contest the claims made by Bonutti and Bonutti Research.

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

     COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. Competition in the market for medical devices used in tissue dissection surgical procedures is intense and is expected to increase. The Company competes primarily with other producers of MIS tissue dissection instruments. Origin, a subsidiary of Guidant Corporation, currently competes with the Company in the marketing of MIS tissue dissection instruments and will continue to do so through at least November 15, 1999 pending the outcome of current litigation. Other companies currently compete against the Company in the development, production and marketing of MIS tissue dissection instruments and technology. To the extent that surgeons elect to use open surgical procedures rather than MIS, the Company also competes with producers of tissue dissection instruments used in open surgical procedures, such as blunt dissectors or graspers. A number of companies currently compete against the Company in the development, production and marketing of tissue dissection instruments and technology for open surgical procedures. In addition, the Company indirectly competes with producers of therapeutic drugs, when such drugs are used as an alternative to surgery. Many of the Company's competitors have substantially greater capital resources, name recognition, expertise in research and development, manufacturing and marketing and obtaining regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing surgical balloon dissectors or competing technologies that are more effective than products marketed by the Company or that render the Company's technology obsolete. Additionally, even if the Company's products provide performance comparable to competing products or procedures, there can be no assurance that the Company will be able to obtain necessary regulatory approvals or compete against competitors in terms of price, manufacturing, marketing and sales.

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

     Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The SPACEMAKER-Registered Trademark- I platform, SPACEMAKER-Registered Trademark- II platform, SPACEMAKER-Registered Trademark- Plastics platform, SPACEMAKER-Registered Trademark-SAPHtrak-Registered Trademark- platform and KnotMaker-TM- product each have received 510(k) clearance for use during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery, and certain vascular surgery (including saphenous vein procedures) when tissue dissection is required. The Company has promoted these products for surgical applications (E.G., hernia repair, subfascial endoscopic perforator surgery, breast augmentation and reconstruction, treatment of stress urinary incontinence and saphenous vein harvesting), and may in the future promote these products for the dissection required for additional selected applications (E.G. tissue dissection/expansion and a variety of orthopedic procedures such as anterior spinal fusion and long-bone plating). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 as required for fiscal year 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and bank borrowings. The Company does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with original maturity dates ranging between April 30, 1999 and October 30, 2000. The Company has primarily entered into debt obligations for capital expenditures.

     The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operations or cash flows for our variable rate bank borrowings, available-for-sale securities and cash and cash equivalents.

     The table below presents principal amounts and related weighted average interest rates by period of maturity for our investment portfolio and debt obligations:

                                                     Three Months     Twelve Months     Twelve Months
                                                        Ending           Ending            Ending
                                                    June 30, 1999     June 30, 2000     June 30, 2001      Total
                                                    -------------     -------------     -------------    ----------
Assets
  Cash and cash equivalents                            $ 9,991               -                 -           $ 9,991
  Average interest rate                                  4.91%               -                 -             4.91%

  Available-for-sale securities                        $ 4,307           $ 8,751           $ 1,011         $14,069
  Average interest rate                                  5.97%             6.05%             5.46%           5.98%

Liabilities
  Bank borrowings (including current portion)          $    20           $    83               -           $   103
  Average interest rate                                   9.0%              9.0%               -              9.0%

     The estimated fair value of the Company's cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of the Company's debt obligations approximates the principal amounts reflected above based on rates currently available for debt with similar terms and remaining maturities.

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

     In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153. The court agreed with this allegation in a summary judgment ruling in GSI's favor. On February 8, 1999, a jury found the patent to be valid, that infringement was willful, and granted GSI approximately $12.9 million in damages. On April 14, 1999, the court entered judgment on the jury verdict, awarding $12.9 million in damages, and imposing a permanent injunction against sales of Origin's infringing products to take effect on November 15, 1999. Certain provisions in the injunction take place immediately. Origin has appealed the judgement, and GSI has filed a cross-appeal. These appeals are expected to be decided in 2000.

     A second action was filed by GSI similarly in September 1997, alleging that use of Origin's Vasoview product infringes U.S. Patent 5,667,520. Discovery is near completion in this case.

     GSI is also involved in an interference proceeding in the U.S. Patent Office to determine whether certain subject matter was first invented by GSI's named inventor. The priority portion of this interference has been decided in GSI's favor by an arbitrator to whom this issue was referred. The patentability portion of this interference was decided in GSI's favor by the United States Patent and Trademark Office ("PTO"). Origin is expected to appeal the PTO's decision, but could not appeal and has not appealed the arbitrator's priority decision. This appeal is also expected to be decided in 2000.

     In late April 1999, GSI was informed that Dr. Peter Bonutti and Bonutti Research, Inc., the assignor of several patents to GSI, has filed suit in the United States Dsitrict Court for the Southern District of Illinois seeking 50% of the $12.9 million Origin damage award, rescission of the assignment agreement, and other related relief. GSI believes that the issues raised are arbitrable as provided in the assignment agreement between the parties and has filed an action in the Northern District of California in San Jose to compel arbitration. GSI intends to vigorously contest the claims made by Bonutti and Bonutti Research.

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

     From May 10, 1996 to March 31, 1999, the Company incurred the following expenses in connection with the offering:

                 Underwriting discounts and commissions.....  $3,622,500
                 Other expenses.............................  $1,187,025
                                                              ----------
                      Total Expenses........................  $4,809,525

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were $46,940,475. From May 10, 1996 to March 31, 1999, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

     Construction of plant, building and facilities..........   $  1,232,949
     Purchase and installment of machinery and equipment.....   $  2,542,634
     Repayment of indebtedness...............................   $    922,742
     Working capital.........................................   $ 36,521,864
                                                                ------------
               Total.........................................   $ 41,220,189

     This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3. DEFUALTS IN SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         EXHIBIT        DESCRIPTION

          27.1          Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         GENERAL SURGICAL INNOVATIONS, INC.



                            By:  /s/ STEPHEN J. BONELLI
                                -------------------------------
                                 Stephen J. Bonelli
                          Chief Financial Officer, Vice President of
                             Finance and Administration, Treasurer



Date: May 14, 1999