Form 10-K
period 1999-06-30
GENERAL SURGICAL INNOVATIONS INC
filed 1999-09-16
CIK 890763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended June 30, 1999, or

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

                               http://www.gsii.com
                               (Web site address)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $64,956,519 as of August 31, 1999, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5 percent of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 13,847,025 shares of Registrant's Common Stock issued and outstanding as of August 31, 1999.
                         --------------------------------

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

         References made in this Annual Report on Form 10-K to "General Surgical Innovations, Inc.," the "Company" or the "Registrant" refer to General Surgical Innovations, Inc. The following General Surgical Innovations, Inc. trademarks are mentioned in this Annual Report:
SPACEMAKER-Registered Trademark-, SAPHtrak-Registered Trademark-, GSI-Registered Trademark-, ENDOSAPH-Registered Trademark-, registered trademarks of the Company; SPACEMAKER-Registered Trademark- Total Solution-TM-, SPACEKEEPER DIRECT-TM-, SpaceSEAL-TM- and SPACEKEEPER-TM-, trademarks of the Company.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Since its inception in April 1992, GSI has been engaged in the development, manufacturing and marketing of balloon dissection systems and related minimally invasive surgical instruments. The Company began commercial sales of its balloon dissection systems for hernia repair in September 1993. To date, the Company has received from the FDA eight 510(k) clearances for use of the Company's technology to perform dissection of tissue planes anywhere in the body using a broad range of balloon sizes and shapes. The Company currently sells products in the United States, Europe, South America and Australia for selected applications, such as hernia repair, subfascial endoscopic perforator surgery ("SEPS"), saphenous vein harvesting and breast reconstruction and augmentation surgery, and laparoscopic bladder neck suspension.

         Sales of the Company's products in the United States and internationally are currently made through both distributors and the Company's direct sales force. Distribution in the hernia and SUI markets is currently through non-exclusive relationships with Ethicon Endo-Surgery ("EES"), United States Surgical Corporation ("USSC"), Dexterity Surgical, Inc. ("Dexterity") and other distributors. The Company has two non-exclusive agreements with USSC, a wholly owned subsidiary of Tyco International Ltd. ("Tyco"). Under the terms of the first agreement, USSC has non-exclusive rights to market and distribute GSI's SPACEMAKER-Register Trademark- surgical balloon dissectors worldwide for use in hernia repair and stress urinary incontinence ("SUI") procedures. Under the terms of the second agreement, GSI has non-exclusive rights to market several products, including USSC's 5mm mesh fixation device, the ProTack, which is offered as part of GSI's SPACEMAKER-Registered Trademark- Total Solution-TM- hernia repair kit. Additionally, the Company has an exclusive agreement with Genzyme Surgical Products Corporation ("Genzyme") to market and distribute GSI's surgical balloon dissection systems for use in plastic surgery (reconstructive and aesthetic) procedures. Sales of devices for cardiac/vascular applications are made through non-exclusive agreements with distributors and through the Company's direct sales force.

         During fiscal year 2000, the Company plans to extend its domestic and international distribution networks, as well as its direct sales force. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

         To date, the majority of the sales of the Company's products to distributors and by the Company's direct sales force have been for use in hernia repair procedures. While the Company has developed or is developing surgical balloon dissectors for SUI, vascular and plastic surgery, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through fiscal year 2000.

         The Company has acquired rights to a significant number of patents from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to between one and four percent of sales of such products, which payments are expected to exceed certain minimum royalty payments due under the agreements with such parties. Total amounts paid for royalties for the years ended June 30, 1999, 1998 and 1997 were $187,497, $289,255 and $356,831, respectively.
The payment of such royalty amounts will have an adverse impact on the Company's gross profit and results of operations.

         The Company has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through fiscal 2000. The Company's sales to date have consisted primarily of surgical balloon dissectors for hernia repair. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of surgical balloon dissectors for other applications, the Company anticipates that it will be required to make significant additional expenditures in sales and marketing and in research and development (including marketing-related clinical studies).

         The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

RECENT DEVELOPMENTS

         In August 1999, the Company and Tyco entered into a definitive agreement pursuant to which Tyco will acquire GSI. GSI shareholders will receive a fraction of a Tyco common share valued at $7.50 per common share for each common share of GSI. The transaction is valued at approximately $100 million. The closing of this deal is contingent upon shareholder approval of the Company, as well as certain regulatory approvals.

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

         In order to reduce the complications associated with open surgery, surgical techniques referred to as minimally invasive surgery ("MIS") have been developed. These techniques allow surgeons to access the surgical site through the body's natural openings (E.G. mouth, urethra or rectum) or by making small incisions to access body cavities such as the abdominal cavity (the peritoneal cavity). The performance of MIS generally involves five basic steps. First, a small incision (approximately 1 cm) is made for insertion of a trocar, a valved tube with a blunt or sharp insertion device. Next, additional trocars are introduced to gain increased access to the surgical site and permit the introduction of surgical instruments. Third, the surgeon creates a working space through the use of dissection tools or by insufflating a natural body cavity (such as the abdominal cavity) with air or gas. Fourth, the surgeon utilizes a device such as an endoscope or laparoscope to visualize the surgical field. Finally, the surgeon utilizes specialized MIS instruments to perform the surgical procedure.

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

         Despite the documented benefits of MIS, its adoption to date has been limited to a select number of surgical procedures, and, in the aggregate, represented only an estimated 15 percent of all surgical procedures performed in the United States in 1997. The most widely adopted MIS procedure, laparoscopic cholecystectomy (removal of the gall bladder), has been successfully adopted and is used in an estimated 90 percent of such cases largely because the target surgical site lies within the abdominal cavity, the only natural body cavity that provides a working space when insufflated. Application of MIS techniques to other surgical procedures and the ability to exploit the clinical benefits of MIS have been limited by the lack of a natural body cavity proximate to the surgical site and the inability of the surgeon to easily and atraumatically access the surgical site or establish a surgical working space where no natural body cavity exists. MIS conducted outside of a natural body cavity requires the surgeon to tunnel through tissue to reach the target surgical site and to dissect a working space. If conventional dissection techniques are utilized, the resulting working space is often relatively bloody and affords only poor visualization.

         As a result of these limitations, many common types of surgical repairs cannot be effectively performed using traditional blunt dissection MIS techniques, including hernia repairs, and procedures performed on organs such as the bladder, kidney, spine, aorta or other sites that lie outside the abdominal cavity. For other procedures, although MIS techniques may exist for the performance of the repair itself, gaining access to the target surgical site is invasive, thereby reducing many of the clinical benefits of MIS. For example, currently utilized MIS for spinal fusion requires making small incisions at the midline of the patient's abdomen, entering the peritoneum, retracting bowel and other organs to one side, exiting the back of the peritoneum and continuing down to the front of the spine to access the surgical site.

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

         The Company believes that its SPACEMAKER-Registered Trademark-products can be deployed anywhere in the body where a natural tissue plane exists. For example, by creating a working space in the pre-peritoneal area (the space in front of the peritoneum) the Company's technology enables the use of MIS for hernia repair or treatment of SUI. Similarly, by creating a working space in the retroperitoneal area (the space behind the peritoneum) the Company's technology enables the use of MIS for exposure to the anterior spine and other structures accessible in this area. In addition, the ability of the Company's line of SPACEMAKER-Registered Trademark- products to create working spaces at different tissue levels (including subcutaneous, subfascial, submuscular and subglandular) enables the use of MIS for saphenous vein harvesting, SEPS, breast augmentation and reconstruction, tissue flap harvesting for reconstruction, long-bone plating and a variety of other medical procedures.

COMPANY STRATEGY

         The Company's objective is to become the leading provider of surgical balloon dissectors and specialty surgical instruments for MIS. The key elements of the Company's strategy are as follows:

         INCREASE MARKET ACCEPTANCE OF BALLOON DISSECTION TECHNIQUES. The Company intends to increase market acceptance for its SPACEMAKER-Registered Trademark- products primarily by developing and maintaining relationships worldwide with leading general surgeons and specialists in the surgical fields of cardiac/vascular surgery, obstetrics, gynecology, urology, general and cosmetic and reconstructive surgery. The Company supports these efforts through surgeon training programs designed to increase surgeon familiarity with the advantages and applications of the Company's products. In addition, the Company is conducting marketing-related clinical studies to increase exposure of surgeons to the Company's products. The Company uses data collected from marketing-related clinical studies to demonstrate the anticipated clinical and cost advantages of the Company's products to patients, surgeons, hospital administrators and third-party health care payers.

         CAPITALIZE ON EXISTING PROPRIETARY POSITION. GSI has established an extensive patent portfolio, and plans to capitalize on its proprietary position to establish and maintain a leadership position in the balloon dissection market. As of June 30, 1999, GSI had 57 United States patents issued, and had applied for an additional 52 United States patents, 12 of which had been allowed. In addition, as of June 30, 1999, GSI had 10 foreign patents issued, and 46 in prosecution covering GSI's technology, including tissue dissection with balloons. In May 1996, the Company was issued a United States patent that contains broad claims regarding use of balloons to dissect along tissue planes. The Company believes that the scope of these claims could provide a competitive advantage for many of the Company's balloon dissection products, however, there can be no assurance that the Company's intellectual property position will yield a long-term competitive advantage.

         DEVELOP NEW BALLOON DISSECTOR PRODUCTS. The Company intends to develop additional surgical balloon dissection products and enhancements to its products. GSI's SPACEMAKER-Registered Trademark- surgical balloon dissectors have received FDA 510(k) clearance for tissue plane dissection during general, endoscopic, laparoscopic or cosmetic and reconstructive surgery and certain vascular surgeries, using a broad range of balloon sizes and shapes. Accordingly, the Company believes it is well positioned to offer a portfolio of products for additional surgical procedures without significant additional United States regulatory pre-market clearance compliance requirements. The Company has developed or is planning to develop surgical balloon dissectors to facilitate access for a number of procedures for which MIS, without these products, is currently suboptimal, including chronic venous insufficiency, SUI and anterior spinal fusion and long-bone plating for certain fractures.

         DEVELOP NEW SURGICAL INSTRUMENTS FOR MIS. As part of its MIS product strategy, the Company will continue to develop and/or seek to acquire or license surgical instruments tailored for use in the working spaces created by the Company's surgical balloon dissectors. To date, the Company has developed several instruments including its GSI Hook & Fork Dissectors and SPACEKEEPER-TM- retractor products and reusable clip applier with 5mm shaft for saphenous vein harvesting. To complete its hernia and laparoscopic bladder neck suspension surgical procedure offerings, GSI has developed and is currently selling its SpaceSEAL-TM- BTC and EPS balloon tip cannulae. The SpaceSEAL-TM- BTC is designed to provide a secure seal at port sites to prevent leakage of CO(2) during an endoscopic procedure. The SpaceSEAL-TM-EPS is a balloon-tip cannula specifically designed for preperitoneal surgery. The Company will continue to develop and/or seek to acquire or license specialized surgical instruments that facilitate the broader adoption of MIS and balloon dissection products for surgical procedures.

         DEVELOP AND LAUNCH COMPLETE PROCEDURAL KITS. The Company now offers procedural kits that are configured according to customer preference. Each kit includes one or more surgical balloon dissectors and complementary ancillary instruments, such as the balloon tip cannulae. Each component is individually sealed to minimize waste, and for the convenience of the customer. In product development, the Company evaluates on a case by case basis whether a proposed new kit component should be developed in-house or purchased as an OEM product.

         MARKET PRODUCTS THROUGH A DIRECT SALES FORCE AND DISTRIBUTORS. Domestically GSI sells products through a direct sales force that it continues to build, as well as various distributors. In addition to their sales efforts, the GSI direct sales force supports the efforts of distributors' sales representatives in their geographical areas. For international sales of its products the Company has, and intends to continue to build, relationships with medical device companies both in the United States and internationally that can provide the Company access to an established distribution network in GSI's target markets. As of the end of the fiscal year 1999, the Company had agreements with 22 distributors domestically and internationally. Additionally, the Company has an exclusive agreement with Genzyme Surgical Products Corporation to market and distribute GSI's surgical balloon dissectors for use in plastic surgery (reconstructive and aesthetic) procedures.

BALLOON DISSECTION SYSTEMS

         GSI's SPACEMAKER-Registered Trademark- tissue dissection systems, based on the Company's patented balloon technology, rapidly and gently create surgical working spaces in the body by separating natural tissue planes without resorting to blunt dissection used in conventional open surgery or minimally invasive surgery conducted outside of a natural body cavity. In procedures using SPACEMAKER-Registered Trademark- balloon dissectors, a surgeon creates a small incision through which the balloon is inserted and placed between naturally occurring tissue layers such as muscle, fat, and skin. Subsequently, the balloon is filled to a specific volume with air or saline, causing the desired dissection of the tissue planes. The system is then deflated and removed and the dissected space can be insufflated with gas to create a surgical operating space.

         The Company's surgical balloon dissectors incorporate several proprietary technologies to increase the reliability, effectiveness and ease of use in creating working spaces during MIS. Each balloon is composed of nonelastomeric polyurethane material and is welded using a proprietary technique that allows the balloon to be inflated to a predetermined size and predictable shape with minimal risk of rupture. Each of the Company's balloons is designed to be deployed in a predictable manner that maximizes effectiveness and accuracy in creating the surgical working space and is designed to minimize unnecessary tissue trauma because of the specific and predictable manner in which the balloon unfurls. The Company has designed its dissection balloons in a variety of shapes and sizes that are tailored for specific procedures. For example, the Company's kidney shaped balloon is designed for use in hernia repair to maximize working space and visibility of the surgical site while minimizing the disruption of other anatomy at the surgical site.

         The Company currently offers its surgical balloon dissectors in five distinct access and deployment platforms, the SPACEMAKER-Registered Trademark- I platform with integral cannula, the SPACEMAKER-Registered Trademark- II platform with optional visualization, the SPACEMAKER-Registered Trademark- Plastics platform, the SAPHtrak-Registered Trademark- platform, and the ENDOSAPH-Registered Trademark- platform, along with several different balloon shapes and sizes, designed for various surgical techniques, procedure types and market segments. Each balloon dissection system, except the ENDOSAPH-Registered Trademark- system, contains three primary components: a guide rod and blunt tip to access the surgical site; a single use, disposable balloon dissector (which includes a tubing and valve apparatus to fill the balloon) to create a working space at the surgical site; and a balloon cover to protect the balloon dissector and maintain the balloon in its furled state prior to inflation. ENDOSAPH-Registered Trademark- dissectors contain the first two components. The end-user price for the Company's single surgical balloon dissector is approximately $250 per unit, and procedural kits range from approximately $350 to $850 per kit, depending upon the type of balloon dissector platform purchased and the ancillary instruments chosen by the customer to complete the procedural kit.

         The key attributes of the Company's five major product platforms are described below:

         SPACEMAKER-Registered Trademark- I (WITH INTEGRAL CANNULA) PLATFORM. The SPACEMAKER-Registered Trademark- I platform is composed of a stainless steel rod with a blunt tip which is used both as the guide rod for the balloon and as the insertion rod for a pre-loaded integral cannula. This enables the surgeon to insert the cannula quickly and accurately into the dissected space once the balloon is removed. In addition, the balloon cover used with the SPACEMAKER-Registered Trademark- I platform is a strong sheath that maximizes its tunneling capability.

         SPACEMAKER-Registered Trademark- II PLATFORM. The SPACEMAKER-Registered Trademark- II platform has a blunt-tipped, polymeric guide rod for insertion of the balloon. This platform is designed to allow endoscopic visualization of the dissected space. Visualization enables the surgeon to identify anatomical features and access the dissected surgical site. The SPACEMAKER-Registered Trademark- II platform includes an integral balloon cover, which releases automatically upon inflation of the balloon, thus simplifying the procedure for the surgeon.

         SPACEMAKER-Registered Trademark- PLASTICS PLATFORM. The SPACEMAKER-Registered Trademark- Plastics platform consists of a combined blunt-tipped guide rod and handle, used for insertion, and a balloon. An integral cover over the balloon provides protection to the balloon during insertion. This platform is used primarily for plastic and reconstructive surgery of the breast.

         SPACEMAKER-Registered Trademark- SAPHTRAK-Registered Trademark-PLATFORM. The SPACEMAKER-Registered Trademark- SAPHtrak platform consists of a malleable steel rod with a blunt tip, an eight inch balloon and a handle. The malleable feature of the guide rod allows the surgeon to adjust the curvature of the device to maneuver around challenging patient anatomy. The 150cc capacity balloon is not removable from the guide so that it is redeployable at multiple sites along the course of the vein. This platform is used primarily for saphenous vein harvesting.

         ENDOSAPH-Registered Trademark- PLATFORM. The SPACEMAKER-Registered Trademark- ENDOSAPH-Registered Trademark- platform consists of two disposable devices - the SAPHfinder-TM- balloon dissector and the SPACEKEEPER-TM-retractor. The SAPHfinder-TM- balloon dissector consists of an open-ended tip on a hollow guide rod, an eight inch balloon, and a handle. The device is designed to accommodate a standard-length 5mm endoscope for viewing from the tip. The 150cc capacity balloon is not removable from the guide rod so that it is re-deployable at multiple sites along the course of the vein. The SPACEKEEPER-TM- retractor is a single-piece, polycarbonate construction consisting of a distal retractor, 5mm endoscope channel and handle. The retractor is used to hold the operating space open after removal of the balloon and is also designed to accommodate a standard-length 5mm endoscope. This platform is used primarily for saphenous vein harvesting.

APPLICATIONS OF BALLOON DISSECTION TECHNOLOGIES

         The Company's initial market focus has been the application of its SPACEMAKER-Registered Trademark- balloon dissection technology for hernia repair. More recently, the Company has begun to increase its emphasis on cardiac/vascular applications. The Company has completed marketing-related clinical studies of, and has introduced products for, saphenous vein harvesting, SEPS, breast augmentation and reconstruction procedures and SUI applications. The Company believes that its current FDA clearances provide coverage for many surgical applications that the Company may pursue. The Company has commenced commercial sales of its products in the United States, Europe, Australia and South America for selected applications including hernia repair, saphenous vein harvesting, SEPS and breast augmentation and reconstruction surgery.

         HERNIA REPAIR

         A hernia, a condition that commonly occurs in the groin, is a protrusion of normal abdominal contents through a muscle defect, usually in the tissue layers overlying the abdomen. The peritoneum and/or bowel often project into this defect, causing pain and potential major complications. In 1997 over 650,000 people in the United States and approximately 1.3 million people worldwide underwent surgery for hernia repair.

         The open surgical procedure for hernia repair is a herniorrhaphy, which involves making a 10 to 15 cm open incision in the groin over the muscle defect to be repaired. As in most invasive surgical procedures, recovery periods tend to be long, typically extending between three and six weeks.

         Over the last few years, in an effort to reduce post-operative pain and recovery times, several laparoscopic techniques have been developed to repair hernias. Despite these advances, there is not yet a consensus on the optimal method for MIS hernia repair. For example, in certain MIS hernia repair procedures, a surgeon first makes an incision in the abdominal wall to gain access to the abdominal cavity. She then makes an additional incision in the peritoneum in order to reach the surgical site and create the working space required to conduct the surgical repair. The Company believes that its balloon dissection technology can significantly improve the outcome of this laparoscopic hernia repair procedure by eliminating the need for an incision in the abdominal wall.

         Utilizing the Company's SPACEMAKER-Registered Trademark- products, the surgeon tunnels the device through a small incision at the umbilicus and then inflates the balloon to create a large and relatively bloodless space at the site of the hernia, but outside the abdominal cavity. As a result, the surgeon is able to access the target surgical site and complete the hernia repair. In addition, because the surgeon never enters the peritoneum, this procedure reduces the risk of organ damage, adhesion formation and morbidity, and eliminates the requirement for general anesthesia. In a study published in May 1997 by the NEW ENGLAND JOURNAL OF MEDICINE, MIS hernia repair procedures utilizing balloon dissection resulted in fewer recurrences and faster recovery times as compared to traditional open surgical hernia repair procedures.

         The Company believes that its SPACEMAKER-Registered Trademark-products provide a platform for increasing the conversion of open hernia repair procedures to laparoscopic procedures. According to Medical Data International, Inc., laparoscopic hernia repair procedures represented approximately 104,000 or 16 percent of total hernia repair procedures in the United States in 1997.

         The Company commenced commercial sales of its hernia repair balloon dissection products in the United States in late 1993 and in Europe in 1994 and currently sells two versions: the SPACEMAKER-Registered Trademark- I platform, which was introduced in September 1993 and the SPACEMAKER-Registered Trademark- II platform, which was introduced in October 1995. The Company sells these products both in the United States and certain foreign markets, including Europe, Australia and South America, through its direct sales force and distributors.

         SUBFASCIAL ENDOSCOPIC PERFORATOR SURGERY (SEPS)

         Chronic venous insufficiency, which results in insufficient blood flow from the extremities, is a common and debilitating disease. A frequent manifestation of venous insufficiency is venous stasis ulceration (chronic skin ulcers), which currently affects approximately 1.25 million people in the United States.

         The Company believes that current treatment options for venous stasis ulceration and venous insufficiency are suboptimal. Compression stockings (elastic stockings that put pressure on the leg to force blood flow), the most common treatment, often temporarily heal the ulcers but do not treat the underlying venous incompetence. Compression stockings as treatments are also ineffective because patients often do not wear the stockings, the associated healing process is slow and the recurrence rate for the ulcers is high. Treating the incompetent vein through an open surgical procedure allows treatment of the underlying condition, but requires an incision through the ulcer wound, which is composed of diseased tissue and is often incapable of healing. Alternatively, a minimally invasive ligation procedure known as SEPS allows the surgeon to access the incompetent vein from an incision remote from the ulcer wound using traditional dissection instruments. However, because this access to the surgical site causes bleeding and significant tissue trauma, the procedure is difficult and time consuming for the surgeon to perform because of poor visualization.

         The Company's SPACEMAKER-Registered Trademark- surgical balloon dissectors allow the surgeon to perform SEPS to ligate incompetent veins endoscopically in a relatively atraumatic, bloodless manner. By utilizing the Company's SPACEMAKER-Registered Trademark- technology, the surgeon is able to deploy an elongated balloon down the length of the patient's leg to create an operating space for access to one or more incompetent veins. Because the incisions needed for this procedure are very small (approximately one cm) and are remote from the area of ulcerated skin, the Company believes that wounds will heal more rapidly and that there will be fewer complications compared to open surgery at or near the ulcer site. In addition, the relatively bloodless working space created by the Company's balloon provides the surgeon with improved visualization of the veins requiring ligation, making the procedure easier and faster for the surgeon.

         The Company launched its initial product to treat venous stasis ulceration and venous insufficiency in January 1996. Additional outcome studies have been completed, including the study reported in the June 1997 JOURNAL OF VASCULAR SURGERY that supported the Company's belief that balloon assisted SEPS tends to produce faster healing rates, fewer complications and lower recurrence rates as compared to compression stockings or open surgical ligation. By the end of 1998, the Company's SPACEMAKER-Registered Trademark-I balloon dissection products had been used to treat over 1,100 patients suffering from venous stasis ulcers or venous insufficiency in over 250 centers across the United States, with results indicating generally successful outcomes.

         SAPHENOUS VEIN HARVESTING

         In recent years, advanced coronary artery disease has been increasingly treated by coronary artery bypass graft (CABG) procedures, which usually involve grafting a portion of a patient's vein, taken from a different part of the body, around an arterial blockage. An estimated 665,000 CABG procedures were performed worldwide in 1998. About 80 percent of these procedures in the United States utilize the patient's saphenous vein for bypass grafting.

         Traditional saphenous vein harvesting procedures require a continuous incision above the vein segment to be harvested, often from the ankle to the upper thigh of the patient's leg. The saphenous vein is then dissected and removed, and the wound is sutured closed. A study published in the Annals of Thoracic Surgery in 1998 involving over 112 patients indicates that the open surgical procedure for saphenous vein harvesting results in wound healing impairment in approximately 19 percent of patients. The length and invasiveness of the leg incision also causes significant postoperative patient pain and discomfort. Surgeons indicate that after the CABG procedure patients more frequently complain about the pain caused by leg incisions than other aspects of the procedure.

         The Company launched its ENDOSAPH-Registered Trademark- Vein harvest system, utilizing balloon dissection technology and ancillary instruments, in January 1998. By utilizing the Company's ENDOSAPH-Registered Trademark-balloon dissection system and hook and fork dissection tools in the saphenous vein harvest procedure, the surgeon can reduce the leg incisions to a total length of three or four centimeters, and can minimize damage to the muscles and nerve endings surrounding the saphenous vein. Results from clinical usage of the ENDOSAPH-Registered Trademark-vein harvest system indicate generally successful outcomes from the procedure including less postoperative pain, faster healing and less scarring than with traditional open procedures.

         STRESS URINARY INCONTINENCE SURGERY (SUI)

         SUI is the uncontrollable loss of urine due to a displacement of the bladder neck. Depending on the severity of incontinence, there are a number of treatment options for SUI, including collagen injections, drugs, biofeedback exercises and absorbent pads. The standard treatment for severe SUI is a highly invasive, open surgical procedure involving suture suspension of the bladder neck. This method can create significant complications for the patient, including enterocele (a hernia within the vaginal wall) and genital prolapse (a descending of the uterus due to a weakness of the pelvic floor). Furthermore, after surgery patients may require up to six weeks or more to resume their preoperative lifestyle. Because of the risk, expense and complexity of open suture suspension, this surgical procedure is often performed only in conjunction with other open abdominal procedures such as hysterectomy.

          The Journal of Urology September 1997 issue reported the findings of The American Urological Association Female Stress Urinary Incontinence Clinical Guidelines Panel, which concluded from long-term outcomes that "surgical treatment of stress urinary incontinence is effective, offering a long-term cure in a significant percentage of women."

         Several MIS alternatives to open surgical procedures for the treatment of SUI have recently been developed to suspend the bladder neck. These less invasive procedures have been increasingly accepted as stand-alone procedures and are typically less expensive and less likely to cause adverse side effects. Outcome studies are now becoming available which indicate satisfactory outcomes for MIS procedures when compared to open bladder neck suspension procedures in successfully treating incontinence. As in hernia repair, some MIS techniques involve accessing the surgical site by entering, traversing and then exiting the abdominal cavity. While these procedures offer improvements over open surgery and afford the benefits of MIS, they still involve the morbidity risks and difficulties associated with violating the peritoneum.

         Utilizing the Company's surgical balloon dissector, the surgeon can suspend the bladder neck laparoscopically without entering the peritoneum, and can do so under visualization. As in the hernia repair procedure, GSI's SPACEMAKER-Registered Trademark- dissection products can be deployed near the umbilicus to provide direct access to the bladder and bladder neck. The surgeon can then use conventional laparoscopic instruments to complete the procedure. A study published in THE JOURNAL OF THE AMERICAN ASSOCIATION OF GYNECOLOGIC LAPAROSCOPISTS in November 1996 shows that the SUI repair procedure utilizing balloon dissection can usually be performed in less than one hour on an outpatient basis.

         GSI offers a SPACEMAKER-Registered Trademark- II dissector and SPACEMAKER-Registered Trademark- Total Solution-TM- Laparoscopic Bladder Neck Suspension kit to specifically to address the extraperitoneal treatment of SUI, which the Company believes optimizes the working space for the procedure.

         BREAST AUGMENTATION AND RECONSTRUCTIVE SURGERY

         In 1997, approximately 150,000 women in the United States had breast reconstruction and augmentation surgery. Traditional surgical methods for such procedures require making a three to five cm incision in the skin, finding the required tissue plane, and then using a combination of blunt and sharp dissection tools to create a pocket for the implant. The procedure can cause substantial bleeding, can sever both sensory nerves and perforating vessels and can leave the patient with substantial, noticeable scars.

         In contrast to traditional breast augmentation and reconstruction procedures, the Company's SPACEMAKER-Registered Trademark- products require only small incisions, create a relatively bloodless pocket, minimize disruption of sensory nerves and perforating vessels and minimize scarring and loss of mobility or sensation. In addition, because the SPACEMAKER-Registered Trademark- product allows the surgeon to introduce the balloon dissector from a crease in the axilla (armpit), from the inframammary fold (below the breast), or in the periareolar (nipple) area, the surgeon can minimize the appearance of any marks or scars. The Company believes that its SPACEMAKER-Registered Trademark- dissection products for breast augmentation and reconstruction procedures enable the surgeon to create uniform, symmetrical pockets in less time and with much less bleeding than is possible with traditional blunt or sharp dissection tools.

         The Company's balloon dissection products for breast augmentation and reconstruction were first introduced commercially in the United States in January 1995. The SPACEMAKER-Registered Trademark- Plastic platform is used for these procedures.

         OTHER COSMETIC AND RECONSTRUCTIVE SURGERY

         In addition to the market opportunities for breast augmentation and reconstruction, the Company has designed and developed balloon dissection technology for combined tissue dissection and expansion for general cosmetic and reconstructive surgery procedures. The Company believes that its balloon dissection technology is well-suited for such procedures, including limb reconstruction, correction of congenital deformities and scar revision.

         SPINE SURGERY

         The Company believes that its products can be used to provide exposure in several orthopedic spinal procedures to both reduce the costs of the procedure and enhance patient benefits. Foremost among these procedures is spinal fusion, which was performed approximately 200,000 times in the United States in 1994. Spinal fusion is usually performed to remove a ruptured vertebral disc that is causing significant patient discomfort, and subsequently to promote fusion between the then exposed and adjacent vertebrae. This fusion procedure can be performed by using any of several prosthetic systems, by traditional bone prostheses, or by a combination of the two.

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

ADDITIONAL PRODUCTS UNDER DEVELOPMENT

         As part of its competitive strategy, GSI continually seeks to leverage its core technology to develop surgical balloon dissectors for new surgical procedures, as well as to develop new surgical instruments for MIS. The Company has made a significant investment in developing its proprietary balloon dissection technology and believes its research and development commitment in this area is critical to its competitive position. Research and development expenses for fiscal 1999, 1998 and 1997 were approximately $3.7 million, $2.8 million and $2.2 million, respectively. As of June 30, 1999, the Company employed 14 persons engaged in research and development activities.

         The Company is continuing to exploit its expertise in MIS to develop a range of instruments to maximize the surgeon's ability to perform MIS once an operative working space is created by the Company's surgical balloon dissectors. Product research and development will require substantial expenditures, and there can be no assurance that the Company will be successful in identifying products for which demand exists, in developing products that have the characteristics necessary to treat target indications, or that any new product introduced will receive regulatory approval or be commercially successful.

MARKETING, SALES AND DISTRIBUTION

         The Company markets its products, both domestically and internationally, to general surgeons, urologists, gynecologists, vascular surgeons, orthopedic surgeons and cosmetic and reconstructive surgeons. Sales in the United States and internationally in the hernia and SUI markets are currently made through non-exclusive relationships with EES, USSC, Dexterity and other distributors, as well as through a direct sales force. Additionally, the Company has an exclusive agreement with Genzyme to market and distribute GSI's surgical balloon dissection systems for use in plastic surgery (reconstructive and aesthetic) procedures. Sales of devices for cardiac/vascular applications are made through non-exclusive agreements with distributors and through the Company's direct sales force.

         MARKETING PROGRAMS. The Company's marketing strategy for its surgical balloon dissector products and procedural kits is designed to target surgeons who are leaders in their respective surgical specialties, and to promote visibility of the Company's products and awareness of the clinical efficacy and cost effectiveness of surgical techniques that employ the Company's products. For product sales in the cardiac/vascular, hernia, and SUI markets, the Company is using a combination of a direct sales force and distributors. The Company has entered into or is seeking to enter into agreements with independent distributors that have well-established distribution networks across wide geographic areas and training programs.

         The Company disseminates clinical and technical information worldwide to educate surgeons about the benefits of, and to encourage surgeons to perform procedures utilizing, the Company's products. In support of this program, the Company has produced and distributed to surgeons SPACEMAKER-Registered Trademark- dissector procedure demonstration and educational videos for hernia repair, bladder neck suspension, vascular surgery and cosmetic and reconstructive surgery. In addition, the Company has developed relationships with several leading surgeons in each of the Company's targeted major surgical specialty areas, and other surgical specialty areas, who provide input on clinical and product development. The Company has recently initiated a residency training program to give didactic, computer-aided and cadaver training to chief residents from several selected residency programs in hernia repair using GSI products. In addition, the Company is actively sponsoring two marketing-related clinical studies designed to demonstrate the utility and ease of use of the Company's products.

         SALES IN THE UNITED STATES. GSI maintains a small direct sales organization in the United States to market its products to general surgeons and specialists, and to support its distributors' sales efforts. As of June 30, 1999, the Company's direct sales force in the United States consisted of ten persons. As of the end of the fiscal year 1999, the Company had agreements with nine U.S. distributors and intends to establish additional distributorships in the United States. There can be no assurance that such efforts will be successful.

         INTERNATIONAL SALES. The Company's products are currently sold internationally to general surgeons and specialists through EES, Genzyme, United States Surgical Corporation and independent distributors in Europe, Australia and South America. The Company generally operates under written agreements with its international distributors, which agreements typically grant distributors the right to sell the Company's products within a defined territory and permit the distributors to sell other non-competing medical products. In addition, the agreements often include requirements regarding minimum purchases, participation in trade shows and marketing efforts on behalf of GSI, and training programs for end-users. The Company's distributors typically purchase the Company's products at discounts that vary by product and market.

         Substantially all of the Company's revenues to date have been derived from hernia repair products sold to distributors. Although certain contractually guaranteed payments from EES accounted for 24 percent of total revenues in fiscal year 1998, and 54 percent of GSI's total revenues in fiscal year 1997, there were no guaranteed payments from EES in fiscal year 1999. Product sales to distributors accounted for approximately 90 percent of the Company's total product sales for the year ended June 30, 1999 and 89 percent for the year ended June 30, 1998. Product sales outside of the United States accounted for eight, three and one-half percent of the Company's total sales in fiscal years 1999, 1998 and 1997, respectively. The Company expects that international sales will represent an increasing portion of revenue in the future.

MANUFACTURING

         The Company manufactures its products in a controlled environment in its facility in Cupertino, California. The Company has implemented quality control systems as part of its manufacturing process and achieved ISO 9001 certification status in August 1997. The FDA conducted a routine inspection of the Company's Cupertino facility in February 1999. The FDA reported that the areas inspected appeared to be in substantial compliance with the applicable requirements of the Federal Food, Drug and Cosmetic Act and implementing regulations. The Company has also been inspected in prior years by the California Department of Health Services ("CDHS"), on behalf of the CDHS and the FDA, and is registered with the State of California to manufacture its medical devices. Additionally, the Company successfully completed the first year ISO annual assessment, maintaining a valid certificate. The Company believes that it is in compliance with all FDA requirements including FDA Good Manufacturing Practices ("GMP") and Quality Systems Regulations for medical devices. There can be no assurance, however, that the Company will remain in compliance with GMP, and failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

         Raw materials used in the production of the Company's surgical balloon dissectors are purchased from various qualified suppliers, subjected to stringent quality specifications and assembled by the Company. Quality audits of suppliers are conducted, and the Company has adopted a supplier qualification program. The Company currently obtains certain products from single source suppliers. The Company believes that alternative suppliers are available for its raw materials and other product components and plans to qualify additional suppliers when sales volumes warrant. There can be no assurance that the single source suppliers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The failure of GSI's single source suppliers to provide adequate supplies of high quality products, or the loss of any of the Company's single source suppliers, could cause a delay in GSI's ability to fill orders while the Company attempts to identify and certify a replacement supplier, if any, and could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Factors Affecting Future Results -- Limited Manufacturing Experience."

COMPETITION

         Competition in the market for medical devices and tissue dissection products is intense and is expected to increase. The Company competes primarily with other producers of MIS tissue dissection products. Origin, which was a subsidiary of Guidant Corporation and has recently been purchased by Tyco, was previously, and will continue through November 15, 1999 (pending the outcome of current litigation), to be the Company's primary direct competition in the field of balloon dissection products. Other companies currently compete against the Company in the development, production and marketing of MIS tissue dissection instruments and technology, such as blunt dissectors, insufflation dissection and aqua irrigation with blunt dissection. To the extent that surgeons elect to use open surgical procedures rather than MIS, the Company also competes with manufacturers of tissue dissection products used in open surgical procedures, such as blunt dissectors or graspers. A number of companies currently compete against the Company in the development, production and marketing of tissue dissection products and technology for open surgical procedures. In addition, the Company competes indirectly with producers of therapeutic drugs, when such drugs are used as an alternative to surgery. Many of the Company's competitors and potential competitors have substantially greater name recognition and capital resources than the Company and also have greater resources and expertise in the areas of research and development, the obtaining of regulatory approvals, and in manufacturing and marketing.

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

PATENTS AND PROPRIETARY RIGHTS

          The Company's success will depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties. As of June 30, 1999, GSI had 57 United States patents issued, and had applied for an additional 52 United States patents, 12 of which had been allowed. In addition, as of June 30, 1999, GSI had 10 foreign patents issued, and 46 in prosecution covering GSI's technology, including tissue dissection with balloons. In May 1996, the Company was issued a United States patent that contains broad claims regarding use of balloons to dissect along tissue planes.

         In May 1996, Origin Medsystems, Inc. ("Origin") a unit of Guidant Corporation filed suit against GSI for infringement of U.S. Patent
No. 5,520,609 in the United States District Court for the Northern District of California (C96-20424JW). In April 1998, GSI obtained a summary judgment that the patent in suit, Moll et al Patent No. 5,520,609, was unenforceable because it had been obtained by misleading the Patent & Trademark Office ("PTO"), and an award of attorney's fees of $990,000. The appellate court subsequently vacated this decision because, in its view, there are factual issues which must be resolved in a trial on whether Origin misled the PTO. In July 1999, the case was returned to the district court for further proceedings.

        In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153 (C96-20447JW). The case was decided in favor of GSI partly by summary judgment and partly by jury verdict, both during fiscal 1999. Patent 5,514,153 ("the '153 patent") was found to be valid, and Origin's infringement was found to be willful. Lost profits of approximately $12.9 million were awarded to GSI by the jury. Origin is appealing the infringement and willfulness findings (but not patent validity nor the amount of infringement damages), and GSI is appealing for enhanced damages, attorneys' fees and the failure to find infringement of additional claims. Resolution is expected in calendar year 2000. Following these findings, the Court has entered an injunction prohibiting sale in the United States of all of Origin's balloon dissection products, to become fully effective on November 15, 1999, and an immediate injunction against sales of all of Origin's balloon dissection products to any new customers in the United States.

        In September 1997, the Company filed an action against Origin alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,667,520 (C97-20944JW). Discovery is nearly complete in this case and the complaint has now been amended to add a claim of infringement of GSI's patent number 5,860,997. This case is now stayed pending the outcome of appeals in the '153 case.

        GSI is also involved in an interference proceeding in the U.S. Patent Office against Origin to determine whether certain subject matter was first invented by GSI and whether the disputed matter is patentable. In November 1998, binding arbitration determined that GSI was first to invent the disputed subject matter and therefore is the only party entitled to any patent. Additionally, the Patent Office Appeals Board found the subject matter to be patentable. This latter finding is being appealed by Origin to the Court of Appeals for the Federal Circuit. Resolution is expected in calendar year 2000.

        On April 9, 1999, a suit was filed against GSI in the United States District Court for the Southern District of Illinois. This suit, brought by Dr. Peter M. Bonutti and by Bonutti Research, Inc., seeks a 50 percent share of the $12.9 million damages judgment GSI obtained in its suit against Origin and seeks rescission of the 1995 agreement by which GSI obtained assignment of certain Bonutti technology. From this assigned technology, GSI prosecuted patent applications which became the '153 and other patents, which credit Dr. Bonutti as sole inventor. This case is in the discovery phase.

        While the Company believes it will be successful in these proceedings, there can be no assurance of such success. Failure of the Company to prevail in such proceedings would have a material adverse effect on the Company's business, financial condition and results of operations.

        Patent interference or infringement proceedings involve complex legal and factual issues and are highly uncertain, and there can be no assurance that any conclusion reached by the Company regarding patent interference or infringement will be consistent with the resolution of such issues by a court. In the event the Company's products are found to infringe patents held by competitors, there can be no assurance that the Company will be able to modify successfully its products to avoid infringement, or that any modified products will be commercially successful. Failure in such event to either develop a commercially successful alternative or obtain a license to such patent on commercially reasonable terms would have a material adverse effect on the Company's business, financial condition and results of operations. As discussed above, the Company is defending itself, and may in the future have to defend itself, in court against allegations of infringement of third-party patents. Patent litigation is expensive, requires extensive management time, and could subject the Company to significant liabilities, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

        The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents or patents to which it has licensed rights will be held valid under current challenges or if subsequently challenged or that persons or entities in addition to Origin will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company or that the Company's existing patents will cover the Company's future products. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company. Because patent applications in the United States are maintained in secrecy until patents issue, the Company also cannot be certain that others did not first file applications for inventions covered by the Company's pending patent applications, nor can the Company be certain that it will not infringe any patents that may issue to others on such applications.

           The patent laws of European and certain other foreign countries generally do not allow for the issuance of patents for methods of surgery on the human body. Accordingly, the ability of the Company to gain patent protection outside the U.S. for its methods of tissue dissection will be significantly limited. As a result, there can be no assurance that the Company will be able to develop a patent portfolio in Europe or that the scope of any patent protection will provide competitive advantages to the Company.

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

         Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The SPACEMAKER-Registered Trademark- I platform, SPACEMAKER-Registered Trademark- II platform, SPACEMAKER-Registered Trademark- Plastics platform and SPACEMAKER-Registered Trademark-SAPHtrak-Registered Trademark- platform each have received 510(k) clearance for use during general, endoscopic, laparoscopic and plastic and reconstructive surgery (including aesthetic), and certain vascular surgery (including saphenous vein procedures) when tissue dissection is required. Additionally, the Company has received clearance to market these products for thoracoscopic procedures involving exposure and dissection of structures external to the parietal pleura and procedures in the extraperitoneal space. The Company has also received clearance to market combined tissue dissection/expansion products. The Company has promoted these products for surgical applications (E.G., hernia repair, subfascial endoscopic perforator surgery, breast augmentation and reconstruction, SEPS, treatment of SUI and saphenous vein harvesting), and may in the future promote these products for the dissection required for additional selected applications (E.G. tissue dissection/expansion and a variety of procedures which require exposure to the anterior spine or for long-bone plating). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

          In order to continue selling its products within the European Economic Area, in August 1997 the Company achieved compliance with the requirements of the Medical Devices Directive. The Company affixes CE marking on its products to attest to such compliance.

THIRD-PARTY REIMBURSEMENT

         In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients.

         The Company's success will depend upon the ability of surgeons to obtain satisfactory reimbursement from healthcare payors for the Company's products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients. Reimbursement in the United States for the Company's balloon dissection products is currently available from most third-party payors, including most major private health care insurance plans and Medicaid, under existing surgical procedure codes. The Company does not expect that third-party reimbursement in the United States will be available for use of some of its other products unless and until clearance or approval is received from the federal Food and Drug Administration (the "FDA"). However, given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to increase revenues or achieve or maintain profitability. The unavailability of third-party or other adequate reimbursement in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

         Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's surgical balloon dissectors and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. Failure to obtain such approvals for reimbursement in international markets could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

         As of June 30, 1999, GSI employed 93 individuals, 29 of whom were engaged in research, development, operations, regulatory affairs and quality assurance, 26 in manufacturing, 22 in marketing and sales and 16 in finance, customer service and administration. The Company also contracts with outside consultants. None of the Company's employees is covered by a collective bargaining agreement. GSI believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company and their ages as of August 5, 1999 are as follows:

      NAME               AGE                    POSITION
      ----               ---                    --------
Gregory D. Casciaro      42   President, Chief Executive Officer and Director
James E. Jervis          63   Vice President of Research and Development
Stephen J. Bonelli       37   Chief Financial Officer, Vice President of Finance
                              & Administration & Treasurer
Ferolyn T. Powell        37   Vice President of Operations

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

ITEM 3.  LEGAL PROCEEDINGS

         In May 1996, Origin Medsystems, Inc. ("Origin") a unit of Guidant Corporation filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California (C96-20424JW). In April 1998, GSI obtained a summary judgment that the patent in suit, Moll et al Patent No. 5,520,609, was unenforceable because it had been obtained by misleading the PTO, and an award of attorney's fees of $990,000. The appellate court subsequently vacated this decision because, in its view, there are factual issues which must be resolved in a trial on whether Origin misled the PTO. In July 1999, the case was returned to the district court for further proceedings.

        In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153 (C96-20447JW). The case was decided in favor of GSI partly by summary judgment and partly by jury verdict, both during fiscal 1999. Patent 5,514,153 ("the '153 patent") was found to be valid, and Origin's infringement was found to be willful. Lost profits of approximately $12.9 million were awarded to GSI by the jury. Origin is appealing the infringement and willfulness findings (but not patent validity nor the amount of infringement damages), and GSI is appealing for enhanced damages, attorneys' fees and the failure to find infringement of additional claims. Resolution is expected in calendar year 2000. Following these findings, the Court has entered an injunction prohibiting sale in the United States of all of Origin's balloon dissection products, to become fully effective on November 15, 1999, and an immediate injunction against sales of all of Origin's balloon dissection products to any new customers in the United States.

        In September 1997, the Company filed an action against Origin alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,667,520 (C97-20944JW). Discovery is nearly complete in this case and the complaint has now been amended to add a claim of infringement of GSI's patent number 5,860,997. This case is now stayed pending the outcome of appeals in the '153 case.

        GSI is also involved in an interference proceeding in the U.S. Patent Office against Origin to determine whether certain subject matter was first invented by GSI and whether the disputed matter is patentable. In November 1998, binding arbitration determined that GSI was first to invent the disputed subject matter and therefore is the only party entitled to any patent. Additionally, the Patent Office Appeals Board found the subject matter to be patentable. This latter finding is being appealed by Origin to the Court of Appeals for the Federal Circuit. Resolution is expected in calendar year 2000.

        On April 9, 1999, a suit was filed against GSI in the United States District Court for the Southern District of Illinois. This suit, brought by Dr. Peter M. Bonutti and by Bonutti Research, Inc., seeks a 50 percent share of the $12.9 million damages judgment GSI obtained in its suit against Origin and seeks rescission of the 1995 agreement by which GSI obtained assignment of certain Bonutti technology. From this assigned technology, GSI prosecuted patent applications which became the '153 and other patents, which credit Dr. Bonutti as sole inventor. This case is in the discovery phase.

         While the Company believes it will be successful in these proceedings, there can be no assurance of such success. Failure of the Company to prevail in such proceedings would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

MARKET INFORMATION

         The Company completed its initial public offering on May 15, 1996, and the Company's common stock is traded on the NASDAQ National Market under the symbol GSII. As of August 31, 1999 the Company had approximately 129 shareholders of record, including several holders who are nominees for an undetermined number of beneficial owners. On August 31, 1999, the closing price of the Company's common stock was $7.03.

         The following table shows the Company's high and low selling prices for the periods indicated as reported by NASDAQ:

         Quarters Ended                                       High              Low
         June 30, 1999.................................     $    4.31        $    2.84
         March 31, 1999...............................      $    5.00        $    3.50
         December 31, 1998...........................       $    3.75        $    1.44
         September 30, 1998...........................      $    4.56        $    1.88
         June 30, 1998.................................     $    4.62        $    3.50
         March 31, 1998...............................      $    6.00        $    3.87
         December 31, 1997...........................       $    6.00        $    3.37
         September 30, 1997...........................      $    5.81        $    3.31

DIVIDEND POLICY

         The Company has not paid dividends on its common stock and has no present plans to do so. Provisions of the Company's bank line of credit prohibit the payment of dividends without the bank's permission.

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

                                                                       YEARS ENDED JUNE 30,
                                               ----------------------------------------------------------------------
                                                  1999            1998          1997          1996           1995
                                               ------------    -----------    ----------    ----------     ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                                              $ 6,876       $  5,193      $  4,090       $ 6,165        $ 2,437
Guaranteed payments                                      -          1,635         4,896             -              -
                                               ------------    -----------    ----------    ----------     ----------
Total revenue                                        6,876          6,828         8,986         6,165          2,437
Cost of sales                                        5,212          3,565         2,385         2,772          1,262
                                               ------------    -----------    ----------    ----------     ----------
              Gross profit                           1,664          3,263         6,601         3,393          1,175
                                               ------------    -----------    ----------    ----------     ----------
Operating expenses:
      Research and development                       3,695          2,825         2,231         1,306            975
      Selling, general and administrative           15,581         11,843         8,784         5,204          4,258
      Write-off of acquired in-process
         research and development                        -              -             -         2,791              -
                                               ------------    -----------    ----------    ----------     ----------
         Total operating expenses                   19,276         14,668        11,015         9,301          5,233
                                               ------------    -----------    ----------    ----------     ----------
              Operating loss                       (17,612)       (11,405)       (4,414)       (5,908)        (4,058)
Interest and other income, net                       1,541          2,263         2,538           443              7
                                               ------------    -----------    ----------    ----------     ----------
              Net loss                            $(16,071)      $ (9,142)     $(1,876)       $(5,465)       $(4,051)
                                               ------------    -----------    ----------    ----------     ----------
                                               ------------    -----------    ----------    ----------     ----------

Net loss per common share and per
      common share-assuming dilution              $  (1.19)      $  (0.68)     $  (0.14)      $ (0.74)       $ (0.62)
                                               ------------    -----------    ----------    ----------     ----------
                                               ------------    -----------    ----------    ----------     ----------
Shares used in computing net loss per
      common share and per common
      share-assuming dilution                       13,461         13,373        13,197         7,411          6,496
                                               ------------    -----------    ----------    ----------     ----------
                                               ------------    -----------    ----------    ----------     ----------

BALANCE SHEET DATA:

                                                                              JUNE 30,
                                                ----------------------------------------------------------------------
                                                   1999           1998           1997           1996          1995
                                                -----------    -----------    ------------    ----------    ----------
                                                                           (IN THOUSANDS)
Cash, cash equivalents and
    available-for-sale securities
    (including non-current portion)........      $ 19,298       $ 37,469       $ 43,731        $49,790       $ 4,541
Working capital............................        20,105         29,414         46,835         50,068         4,457
Total assets...............................        28,237         42,824         51,062         52,767         6,245
Convertible redeemable preferred stock.....             -              -              -              -        13,225
Accumulated deficit........................       (40,906)       (24,835)       (15,693)       (13,817)       (8,352)
Shareholders' equity (deficit).............      $ 24,435       $ 40,238       $ 48,987        $50,474       $(8,316)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Since its inception in April 1992, GSI has been engaged in the development, manufacturing and marketing of balloon dissection systems and related minimally invasive surgical instruments. The Company began commercial sales of its balloon dissection systems for hernia repair in September 1993. To date, the Company has received from the FDA eight 510(k) clearances for use of the Company's technology to perform dissection of tissue planes anywhere in the body using a broad range of balloon sizes and shapes. The Company currently sells products in the United States, Europe, South America and Australia for selected applications, such as hernia repair, subfascial endoscopic perforator surgery, saphenous vein harvesting and breast reconstruction and augmentation surgery, and laparoscopic bladder neck suspension.

        Sales of the Company's products in the United States and internationally are currently made through both distributors and the Company's direct sales force. Distribution in the hernia and SUI markets is currently through non-exclusive relationships with Ethicon Endo-Surgery ("EES"), United States Surgical Corporation ("USSC"), Dexterity Surgical, Inc. ("Dexterity") and other distributors. The Company has two non-exclusive agreements with USSC, a wholly owned subsidiary of Tyco International Ltd. ("Tyco"). Under the terms of the first agreement, USSC has non-exclusive rights to market and distribute GSI's SPACEMAKER-Registered Trademark-surgical balloon dissectors worldwide for use in hernia repair and stress urinary incontinence ("SUI") procedures. Under the terms of the second agreement, GSI has non-exclusive rights to market several products, including USSC's 5mm mesh fixation device, the ProTack, which is offered as part of GSI's SPACEMAKER-Registered Trademark- Total Solution-TM- hernia repair kit. Additionally, the Company has an exclusive agreement with Genzyme Surgical Products Corporation ("Genzyme") to market and distribute GSI's surgical balloon dissection systems for use in plastic surgery (reconstructive and aesthetic) procedures. Sales of devices for cardiac/vascular applications are made through non-exclusive agreements with distributors and through the Company's direct sales force.

        During fiscal year 2000, the Company plans to extend its domestic and international distribution networks, as well as its direct sales force. Any increase in the Company's direct sales force will require significant expenditures and additional management resources.

         To date, the majority of the sales of the Company's products to distributors and by the Company's direct sales force have been for use in hernia repair procedures. While the Company has developed or is developing surgical balloon dissectors for stress urinary incontinence, vascular and plastic surgery, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through fiscal year 2000.

         The Company has acquired rights to a significant number of patents from third parties, including rights that apply to the Company's current balloon dissection systems. The Company has historically paid and is obligated to pay in the future to such third parties royalties equal to between one and four percent of sales of such products, which payments are expected to exceed certain minimum royalty payments due under the agreements with such parties. Total amounts paid for royalties for the years ended June 30, 1999, 1998 and 1997 were $187,497, $289,255 and $356,831, respectively.
The payment of such royalty amounts will have an adverse impact on the Company's gross profit and results of operations.

         The Company has experienced significant operating losses since inception. The Company expects such operating losses to continue at least through fiscal 2000. The Company's sales to date have consisted primarily of surgical balloon dissectors for hernia repair. In order to support increased levels of sales in the future and to augment its long-term competitive position, including the development of surgical balloon dissectors for other applications, the Company anticipates that it will be required to make significant additional expenditures in sales and marketing and in research and development (including marketing-related clinical studies).

         The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate that it will develop a material backlog in the future.

RECENT DEVELOPMENTS

         In August 1999, the Company and Tyco entered into a definitive agreement pursuant to which Tyco will acquire GSI. GSI shareholders will receive a fraction of a Tyco common share valued at $7.50 per common share for each common share of GSI. The transaction is valued at approximately $100 million. The closing of this deal is contingent upon shareholder approval of the Company, as well certain regulatory approvals.

RESULTS OF OPERATIONS

         The following table sets forth certain data from the Company's statements of operations, expressed as a percentage of total revenue:

AS A PERCENTAGE OF TOTAL REVENUE:

                                                                                   YEARS ENDED JUNE 30,
                                                                          ---------------------------------------
                                                                          1999             1998              1997
                                                                          ----             ----              ----
Sales.........................................................           100.0%             76.1%             45.5%
Guaranteed payments...........................................             -                23.9              54.5
                                                                      -------------    -------------     -------------
Total revenue.................................................           100.0%            100.0%            100.0%
Cost of sales.................................................            75.8              52.2              26.5
                                                                      -------------    -------------     -------------
       Gross profit...........................................            24.2              47.8              73.5
                                                                      -------------    -------------     -------------
Operating expenses:
  Research and development....................................            53.7              41.4              24.8
  Selling, general and administrative.........................           226.6             173.4              97.8
                                                                      -------------    -------------     -------------
    Total operating expenses..................................           280.3             214.8             122.6
                                                                      -------------    -------------     -------------
       Operating loss.........................................          (256.1)           (167.0)            (49.1)
Interest and other income, net................................            22.4              33.1              28.2
                                                                      -------------    -------------     -------------
       Net loss...............................................          (233.7)%          (133.9)%           (20.9)%
                                                                      -------------    -------------     -------------
                                                                      -------------    -------------     -------------

         YEARS ENDED JUNE 30, 1999 AND 1998

         REVENUE. Revenue totaled $6.9 million in fiscal 1999, an increase of $0.1 million or one percent over revenue of $6.8 million in fiscal 1998. During fiscal 1999, no guaranteed payments were received from EES versus $1.6 million during fiscal 1998. Product sales accounted for all of the fiscal 1999 revenue, which represents a 32 percent increase over fiscal 1998 product sales. The increase in product sales is due to an increase in product demand, primarily for SPACEMAKER-Registered Trademark- Total Solution-TM- hernia kits, as well as expanded product distribution in the fourth quarter.

         COST OF SALES. Cost of sales at $5.2 million in 1999 increased 46% as compared to $3.6 million in 1998 due to increased product sales and production capacity ramp-up. Direct product costs were 76 percent of total product sales in fiscal 1999, an increase of seven percent from fiscal 1998, as a result of increasing costs related to ramping up production capacity in anticipation of the court injunction against Origin Medsystems, Inc. ("Origin"). In addition, the

Company's product costs have increased relative to sales dollars as additional OEM products are offered as part of the SPACEMAKER-Registered Trademark- Total Solution-TM- hernia and laparoscopic bladder neck suspension kits. The Company expects cost of sales as a percentage of product sales to decrease as the Company's sales volume increases.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and Development ("R&D") expenses for fiscal 1999 increased 31 percent to $3.7 million versus $2.8 million for the year ended June 30, 1998. Increases over the prior year are mainly due to increased expenditures on new general surgery product design work in conjunction with expanding SPACEMAKER-Registered Trademark- Total Solution-TM- hernia and laparoscopic bladder neck suspension kit offerings, as well as an increase in the number of employees in R&D. The Company expects to continue to increase R&D expenses as it pursues additional market opportunities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative ("SG&A") expenses were $15.6 million in fiscal year 1999, an increase of 32 percent as compared to $11.8 million in fiscal 1998. This increase is primarily related to litigation expenses related to the Origin matters and are expected to decrease in the future. In addition, sales and marketing expenses increased as the Company devoted more resources to physician training programs as well as increased exposure at relevant industry trade shows. GSI expects increases in SG&A expenses as the Company's level of sales increases and the Company continues to administratively support growth, and expects SG&A to be impacted by its ongoing litigation matters.

         INTEREST AND OTHER INCOME AND EXPENSE (NET). Interest and other income and expense (net) totaled $1.5 million in fiscal 1999 compared to $2.3 million in fiscal 1998, and consisted mainly of interest income, primarily from interest earned on available-for-sale securities. Interest income decreased 32% from $2.3 million in 1998 to $1.6 million in 1999, due to overall lower cash balances in connection with funding ongoing operating activities.

         NET LOSS. The Company had a net loss of approximately $16.1 million in fiscal 1999 compared to a $9.1 million net loss in fiscal 1998, primarily due to the increased operating expenses as the Company prepared for anticipated sales growth and aggressively defended its patent positions.

         YEARS ENDED JUNE 30, 1998 AND 1997

         SALES AND GUARANTEED PAYMENTS. Sales and guaranteed payments totaled $6.8 million in fiscal 1998, a decrease of $2.2 million or 24 percent from sales and guaranteed payments of $9.0 million in fiscal 1997. This decrease in revenue is in connection with the conversion of EES to a non-exclusive distributor, which eliminated future guarante ed payments. During fiscal 1998, $1.6 million in guaranteed payments was received from EES versus $4.9 million during fiscal 1997. Product sales accounted for $5.2 million of total revenue in fiscal 1998, which represents a 27 percent increase over fiscal 1997. This increase was a result of rapid growth in sales of the Company's vascular surgery products and plastic surgery products.

         COST OF SALES. Direct product costs were 69 percent of total product sales in fiscal 1998, an increase of 11 percent from fiscal 1997, as a result of underutilized manufacturing capacity in fiscal 1998.

         RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses for fiscal 1998 increased 27 percent to $2.8 million versus $2.2 million for the year ended June 30, 1997, as the Company continued to develop products for its vascular and hernia markets. The Company expects to continue to increase R&D expenses as it pursues additional market opportunities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $11.8 million in fiscal year 1998, an increase of 35 percent as compared to $8.8 million in fiscal 1997. This increase is primarily related to increased litigation expenses related to the Origin infringement case.

         INTEREST AND OTHER INCOME AND EXPENSE (NET). Interest and other income and expense (net) totaled $2.3 million in fiscal 1998 compared to $2.5 million in fiscal 1997, and consisted mainly of interest income, primarily from interest earned on available-for-sale securities. Interest income decreased 10% from $2.6 million in 1997 to $2.3 million in 1998, due to overall lower cash balances in connection with funding ongoing operating activities.

         NET LOSS. The Company had a net loss of approximately $9.1 million in fiscal 1998 compared to a $1.9 million net loss in fiscal 1997, primarily due to the decrease in guaranteed payments from EES and increased operating expenses as the Company prepared for anticipated sales growth and aggressively defended its patent positions.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's cash expenditures have significantly exceeded its sales, resulting in an accumulated deficit of $40.9 million at June 30, 1999. The Company has funded its operations primarily through the sale of equity securities. From its inception through June 30, 1999, the Company raised approximately $15.5 million through the private placement of equity securities, and approximately $46.9 million (net of underwriting discounts and commissions) in an initial public offering.

         Net cash used in operating activities in 1999 was approximately
$16.1 million which consisted mainly of the Company's net loss for the year of $16.1 million offset slightly by increases in gross accounts receivable and inventory of $3.3 million. Net cash provided by investing activities totaled approximately $8.0 million. Proceeds from sales and maturities of available-for-sale securities of $13.5 million was somewhat offset by purchases of available-for-sale securities of $3.8 million and acquisition of property and equipment of $1.7 million. Net cash used in financing activities was approximately $258,000, which consisted of $157,000 in proceeds from the issuance of common stock, offset by a $300,000 outflow for a related party loan, as well as $117,000 in payments on capital lease obligations and bank borrowings.

         As of June 30, 1999, the Company's principal source of liquidity consists of cash, cash equivalents and investments of $19.3 million. The Company has an equipment loan outstanding with a balance of approximately $82,000. The Company expects to spend approximately $2.1 million on capital equipment purchases in fiscal year 2000.

         The Company expects to incur additional costs over the next fiscal year, including costs related to increased sales and marketing activities, increased research and development, additional marketing-related clinical studies, and litigation costs. The Company believes that its current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through calendar year 2000. The Company may seek additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that additional financing, if sought, will be available on satisfactory terms or at all.

MANAGEMENT INFORMATION SYSTEMS

         The Year 2000 ("Y2K") issue arises from computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions or delays in the Company's activities and operations. If the Company, its key customers or suppliers fail to make necessary modifications to their information technology or non-information technology systems on a timely basis, the year Y2K issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time.

         In January 1998 the Company began to evaluate and assess the Company's information technology and non-information technology systems for compliance with the Y2K issue. The Company intends to fix or replace noncompliant software and systems by November 30, 1999, but there can be no assurance that such fixes or replacements will occur by such date. The Company is currently conducting testing and remediation activities on its systems, and intends to survey major customers and suppliers to assess their systems' compliance as well as their systems' compatibility with the Company's existing or projected compliant systems. There can be no assurance that there will not be an adverse material effect on the Company's business, financial condition or results of operations if the Company or its suppliers or customers do not convert or replace their systems in a timely manner to comply with the Y2K issue.

         The Company's costs related to the Y2K issue are funded through operating cash flows. Through fiscal 1999, the Company expended approximately $20,000 in evaluating and planning and fixing and replacing noncompliant systems, including the cost of new software and modifying the applicable code of existing software. The Company estimates total costs to be approximately $25,000 to achieve Y2K compliance. The Company currently believes that the total cost of achieving Y2K compliant systems will not be material to its business, financial condition or results of operations. In the event that the Company will be unable to achieve Y2K compliance in a timely manner with existing personnel, as a contingency the Company expects to hire outside Y2K solution providers to assist in achieving such compliance. We have not yet developed a complete contingency plan for dealing with the most likely worst-case scenario, as this scenario has not yet been clearly identified. We currently plan to complete such contingency planning by November 30, 1999. There can be no assurance that such contingency plan will adequately address the Company's Y2K compliance issues.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative and hedging activities. SFAS 133 will be effective for fiscal years beginning after June 15, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the Company's financial position, operating results or cash flows due to changes in financial and commodity market prices and rates. The Company's exposure to market risk for changes in United States interest rates relates primarily to its investment portfolio and bank borrowings. The Company does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with original maturity dates ranging between September 24, 1999 and October 30, 2000. The Company has primarily entered into debt obligations for capital expenditures.

         The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operations or cash flows for our variable rate bank borrowings, available-for -sale securities and cash and cash equivalents.

         The table below presents principal amounts and related weighted average interest rates by period of maturity for our investment portfolio and debt obligations:

                                                                  Twelve Months         Twelve Months
                                                                     Ending                 Ending
                                                                  June 30, 2000         June 30, 2001              Total
                                                                ------------------    -------------------         -------
Assets
    Cash and cash equivalents                                     $      9,600                    -               $ 9,600
    Average interest rate                                                 4.86%                   -                  4.86%
    Available-for-sale securities                                 $      8,699          $       999               $ 9,698
    Average interest rate                                                 6.05%                5.46%                 5.99%

Liabilities
    Bank borrowings                                               $         82                    -               $    82
    Average interest rate                                                 9.00%                   -                  9.00%
    Capital leases                                                $         12                    -               $    12
    Average interest rate                                                 8.00%                   -                  8.00%


FACTORS AFFECTING FUTURE RESULTS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included herein.

          The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically the Company wishes to alert readers that, except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, outcomes in litigation proceedings, market demand for the Company's products, the timing of orders and shipments, the timely development and market acceptance of new products and surgical procedures, the impact of performance of the Company's distributors and direct sales force, the Company's ability to further expand into international markets, public policy relating to health care reform in the United States and other countries, approval of its products by government agencies such as the United States Food and Drug Administration, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein. The factors listed under "Factors Affecting Future Results," as well as other factors, have in the past affected, and could in the future affect, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements contained in the following discussion.

         HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES. The Company has experienced significant operating losses since inception. As of June 30, 1999, the Company had an accumulated deficit of $40.9 million. The Company's net operating losses for the fiscal years ending June 30, 1999, 1998 and 1997 were $16.1 million, $9.1 million and $1.9 million, respectively. The Company expects to continue to incur operating losses on a quarterly and annual basis through at least fiscal 2000. There can be no assurance that the Company will ever generate substantial revenue or achieve profitability. Failure by the Company to generate substantial revenues would have material adverse effect on the Company's business, financial conditions and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Company Strategy."

         DEPENDENCE UPON BALLOON DISSECTION PRODUCTS; RISK OF TECHNOLOGICAL OBSOLESCENCE. Nearly all of the Company's sales since inception have been derived from sales of its balloon dissection products, with a substantial portion derived from sales for hernia repair procedures. The success of the Company's products depends on the market acceptance of and demand for the Company's products and related procedures, the nature of the technological advances inherent in the product designs, reduction in patient trauma or other benefits provided by such products, continued adoption of minimally invasive surgery ("MIS") procedures by surgeons, reimbursement for the Company's products by health care payors and the Company's receipt of regulatory approvals. There can be no assurance that the Company's products will have the required technical characteristics, that the Company's products will provide adequate patient benefits, that clinical studies results will be favorable, that surgeons will continue to adopt MIS procedures, that recently-introduced products or future products of the Company or procedures using the Company's products will gain market acceptance, or that required regulatory approvals will be obtained. The failure to achieve any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent demand for the Company's surgical balloon dissectors for hernia repair declines and the Company's newly-introduced products are not commercially accepted or its existing products are not developed for new procedures, there could be a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Applications of Balloon Dissection Technology," and "- Additional Products Under Development."

         DEPENDENCE ON KEY DISTRIBUTORS. In February 1998, the Company entered into a non-exclusive distribution agreement with EES. Unlike the prior EES OEM Agreement, this new agreement does not provide for any minimum payments from EES to the Company. In December 1997, the Company entered into a distribution agreement with Genzyme. Under the agreement, Genzyme has exclusive rights to market and distribute GSI's surgical balloon dissectors worldwide for use in plastic surgery (reconstructive and aesthetic) procedures. In September 1998, the Company signed a non-exclusive, three-year agreement with USSC, a wholly-owned subsidiary of Tyco. Under the terms of the agreement, USSC has obtained non-exclusive rights to market and distribute GSI's SPACEMAKER-Registered Trademark-surgical balloon dissectors worldwide for use in hernia repair and incontinence procedures.

         In May 1999, the Company signed a distribution agreement with Dexterity Surgical, Inc. ("Dexterity"). The terms of the agreement give Dexterity rights to market and distribute GSI's SPACEMAKER-Registered Trademark- balloon dissector products for hernia repair and laparoscopic bladder neck suspension repair procedures in all or parts of 28 states.

         In June 1997, GSI entered into an exclusive agreement with Japan Lifeline to market and distribute in Japan GSI's surgical balloon dissectors for use in vascular procedures. Distribution of the GSI surgical balloon dissectors is expected to begin following final receipt of the Japanese Ministry of Health and Welfare approval, which the Company expects to occur in fiscal year 2000.

         Although the Company intends to continue to establish additional distributorships in the United States and internationally, there can be no assurance that its distributors will be successful, or that efforts to establish additional distributors will be successful. Failure of current distributors to succeed, or failure to add additional distributors to its distribution network, could have a material adverse effect on the Company's business, financial condition and results of operations.

         LIMITED MARKETING AND DIRECT SALES EXPERIENCE. The Company has only limited experience marketing and selling its products through its direct sales force. The Company intends to establish relationships with additional distribution partners, and there can be no assurance that the Company will be successful in establishing such relationships on commercially reasonable terms, if at all. The failure to establish and maintain an effective distribution channel for the Company's products, or to hire and retain qualified and effective direct sales personnel to support commercial sales of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business --Marketing, Sales and Distribution."

         UNCERTAINTY OF MARKET ACCEPTANCE; NO ASSURANCE OF CLINICAL ADVANTAGE. The Company's success is substantially dependent upon the success of its SPACEMAKER-Registered Trademark- balloon dissection products. The Company believes that market acceptance of the Company's products will depend on the adoption of laparoscopic techniques generally and the conversion of non-balloon dissection techniques to balloon dissection techniques specifically. To date, the Company has limited long-term outcomes data regarding successful balloon dissection procedures. If the Company is not able to demonstrate consistent clinical benefits resulting from the use of its products (including reduced procedure time, reduced patient trauma and lower costs) or to the extent that laparoscopic techniques are adopted slowly, that surgical balloon dissectors are not incorporated into laparoscopic techniques or that surgeons are unwilling or unable to develop the skills necessary to utilize surgical balloon dissectors, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business -Marketing, Sales and Distribution."

         The Company further believes that the ability of health care providers to obtain adequate reimbursement for procedures using the Company's SPACEMAKER-Registered Trademark- balloon dissection products and related instruments will be critical to market acceptance of the Company's products. Although the Company believes that procedures using its balloon dissection products currently may be reimbursed in the United States under certain existing procedure codes, there can be no assurance that such procedure codes will remain available or that reimbursement under these codes will be adequate. The failure to obtain reimbursement for some or all of its products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -Third-Party Reimbursement."

        FLUCTUATIONS IN QUARTERLY RESULTS. Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) fluctuations in purchases of the Company's products by its distributors and direct sales force, (ii) the ability of the Company's distributors to effectively promote and sell the Company's products, (iii) the rate of adoption by surgeons of balloon dissection technology in markets targeted by the Company, (iv) the mix of sales among distributors and the Company's direct sales force, (v) new product introductions by the Company and its competitors, (vi) fluctuations in revenues among different product lines and markets, (vii) timing of patent and regulatory approvals, if any, (viii) litigation, (ix) timing and growth of operating expenses and (x) general market conditions.

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

         In May 1996, Origin Medsystems, Inc. ("Origin") a unit of Guidant Corporation filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California (C96-20424JW). In April 1998, GSI had obtained a summary judgment that the patent in suit, Moll et al Patent No. 5,520,609, was unenforceable because it had been obtained by misleading the Patent & Trademark Office, and an award of attorney's fees of $990,000. The appellate court subsequently vacated this decision because, in its view, there are factual issues which must be resolved in a trial on whether Origin misled the PTO. In July 1999, the case was returned to the district court for further proceedings.

        In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153 (C96-20447JW). The case was decided in favor of GSI partly by summary judgment and partly by jury verdict, both during fiscal 1999. Patent 5,514,153 ("the '153 patent") was found to be valid, and Origin's infringement was found to be willful. Lost profits of approximately $12.9 million were awarded to GSI by the jury. Origin is appealing the infringement and willfulness findings (but not patent validity nor the amount of infringement damages), and GSI is appealing for enhanced damages, attorneys' fees and the failure to find infringement of additional claims. Resolution is expected in calendar year 2000. Following these findings, the Court has entered an injunction prohibiting sale in the United States of all of Origin's balloon dissection products, to become fully effective on November 15, 1999, and an immediate injunction against sales of all of Origin's balloon dissection products to any new customers in the United States.

        In September 1997, the Company filed an action against Origin alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,667,520 (C97-20944JW). Discovery is nearly complete in this case and the complaint has now been amended to add a claim of infringement of GSI's patent number 5,860,997. This case is now stayed pending the outcome of appeals in the '153 case.

        GSI is also involved in an interference proceeding in the U.S. Patent Office against Origin to determine whether certain subject matter was first invented by GSI and whether the disputed matter is patentable. In November 1998, binding arbitration determined that GSI was first to invent the disputed subject matter and therefore is the only party entitled to any patent. Additionally, the Patent Office Appeals Board found the subject matter to be patentable. This latter finding is being appealed by Origin to the Court of Appeals for the Federal Circuit. Resolution is expected in calendar year 2000.

        On April 9, 1999, a suit was filed against GSI in the United States District Court for the Southern District of Illinois. This suit, brought by Dr. Peter M. Bonutti and by Bonutti Research, Inc., seeks a 50 percent share of the $12.9 million damages judgment GSI obtained in its suit against Origin and seeks rescission of the 1995 agreement by which GSI obtained assignment of certain Bonutti technology. From this assigned technology, GSI prosecuted patent applications which became the '153 and other patents, which credit Dr. Bonutti as sole inventor. This case is in the discovery phase.

        Patent interference or infringement proceedings involve complex legal and factual issues and are highly uncertain, and there can be no assurance that any conclusion reached by the Company regarding patent interference or infringement will be consistent with the resolution of such issue by a court. In the event the Company's products are found to infringe patents held by competitors, there can be no assurance that the Company will be able to modify successfully its products to avoid infringement, or that any modified products will be commercially successful. Failure in such event to either develop a commercially successful alternative or obtain a license to such patent on commercially reasonable terms would have a material adverse effect on the Company's business, financial condition and results of operations. As discussed above, the Company is defending itself, and may in the future have to defend itself, in court against allegations of infringement of third-party patents. Patent litigation is expensive, requires extensive management time, and could subject the Company to significant liabilities, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

        While the Company believes it will be successful in these proceedings, there can be no assurance of such success. Failure of the Company to prevail in such proceedings would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. Competition in the market for medical devices and tissue dissection products is intense and is expected to increase. The Company competes primarily with other producers of MIS tissue dissection products. Origin, which was a subsidiary of Guidant Corporation and has recently been purchased by Tyco, was previously, and will continue through November 15, 1999 (pending the outcome of current litigation), to be the Company's primary direct competition in the field of balloon dissection products. Other companies currently compete against the Company in the development, production and marketing of MIS tissue dissection instruments and technology, such as blunt dissectors, insufflation dissection and aqua irrigation with blunt dissection. To the extent that surgeons elect to use open surgical procedures rather than MIS, the Company also competes with producers of tissue dissection products used in open surgical procedures, such as blunt dissectors or graspers. A number of companies currently compete against the Company in the development, production and marketing of tissue dissection products and technology for open surgical procedures. In addition, the Company competes indirectly with producers of therapeutic drugs, when such drugs are used as an alternative to surgery.
Many of the Company's competitors and potential competitors have substantially greater name recognition and capital resources than the Company and also have greater resources and expertise in the areas of research and development, the obtaining of regulatory approvals, and in manufacturing and marketing.

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

         UNCERTAIN AVAILABILITY OF THIRD-PARTY REIMBURSEMENT. The Company's success will depend upon the ability of surgeons to obtain satisfactory reimbursement from healthcare payors for the Company's products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients. Reimbursement in the United States for the Company's balloon dissection products is currently available from most third-party payors, including most major private health care insurance plans and Medicaid, under existing surgical procedure codes. The Company does not expect that third-party reimbursement in the United States will be available for use of some of its other products unless and until clearance or approval is received from the federal Food and Drug Administration (the "FDA"). However, given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to increase revenues or achieve or maintain profitability. The unavailability of third-party or other adequate reimbursement in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

         Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Large-scale market acceptance of the Company's surgical balloon dissectors and other products will depend on the availability and level of reimbursement in international markets targeted by the Company. Failure to obtain such approvals for reimbursement in international markets could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         GOVERNMENT REGULATION. The Company's products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Under the federal Food, Drug, and Cosmetic Act, the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use. Prior to commercialization, a medical device generally must receive FDA and foreign regulatory clearance or approval, which can be an expensive, lengthy and uncertain process. The Company is also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services ("CDHS"), for compliance with Good Manufacturing Practice requirements, Medical Device Reporting requirements and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, if obtained, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The SPACEMAKER-Registered Trademark- I platform, SPACEMAKER-Registered Trademark- II platform, SPACEMAKER-Registered Trademark- Plastics platform and SPACEMAKER-Registered Trademark-SAPHtrak-Registered Trademark- platform each have received 510(k) clearance for use during general, endoscopic, laparoscopic and plastic and reconstructive surgery (including aesthetic), and certain vascular surgery (including saphenous vein procedures) when tissue dissection is required. Additionally, the Company has received clearance to market these products for thoracoscopic procedures involving exposure and dissection of structures external to the parietal pleura and procedures in the extraperitoneal space. The Company has also received clearance to market combined tissue dissection/expansion products. The Company has promoted these products for surgical applications (E.G., hernia repair, SEPS, breast augmentation and reconstruction, treatment of SUI and saphenous vein harvesting), and may in the future promote these products for the dissection required for additional selected applications (E.G. tissue dissection/expansion and a variety of procedures which require exposure to the anterior spine or for long-bone plating). For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. The Company has made modifications to its products which the Company believes do not affect the safety or effectiveness of the device or constitute a major change to the intended use and therefore do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or will not require the Company to submit a new 510(k) notice for any of the changes made to the product. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

         DEPENDENCE ON SINGLE SOURCE SUPPLIERS; LACK OF CONTRACTUAL ARRANGEMENTS. The Company currently relies upon single source suppliers for several components of its balloon dissection products, and in most cases there are no formal contracts with such suppliers. There can be no assurance that the component materials obtained from single source suppliers will continue to be available in adequate quantities or, if required, that the Company will be able to locate alternative sources of such component materials on a timely basis to market its products, if at all. In addition, there can be no assurance that the single source suppliers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The failure to obtain sufficient quantities and qualities of such component materials, or the loss of any of the Company's single source suppliers, could cause a delay in GSI's ability to fulfill orders while it attempts to identify and certify a replacement supplier and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business --Manufacturing."

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

         In January 1998 the Company began to evaluate and assess the Company's information technology and non-information technology systems for compliance with the Y2K issue. The Company intends to fix or replace noncompliant software and systems by November 30, 1999, but there can be no assurance that such fixes or replacements will occur by such date. The Company is currently conducting testing and remediation activities on its systems, and intends to survey major customers and suppliers to assess their systems' compliance as well as their systems' compatibility with the Company's existing or projected compliant systems. There can be no assurance that there will not be an adverse material effect on the Company's business, financial condition or results of operations if the Company or its suppliers or customers do not convert or replace their systems in a timely manner to comply with the Y2K issue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Year 2000 Compliance".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements as of June 30, 1999 and 1998 and for each of the three years ending June 30, 1999, June 30, 1998 and June 30, 1997 are included in this Form 10-K starting at page 39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


         Certain information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Shareholders to be held December 16, 1999, and the information included therein is incorporated herein by reference to the extent detailed below.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                               Page
                                                                                               ----
(a)  (1)     Financial Statements:
             Report of Independent Accountants.................................................. 38
             Balance Sheets..................................................................... 39
             Statements of Operations and Comprehensive Loss.................................... 40
             Statements of Shareholders' Equity ................................................ 41
             Statements of Cash Flows........................................................... 42
             Notes to Financial Statements...................................................... 43
     (2)     Financial Statement Schedule:
             Independent Accountants' Report on Schedule........................................ S1
             Schedule II-Valuation and Qualifying Accounts...................................... S2

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number          Description
---------       ------------

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

10.9 (1) Merger Agreement dated February 12, 1996 by and among Adjacent Surgical, Inc., Thomas J. Fogarty, Fogarty Engineering and the Company.

10.10 (1)(3)    Exclusive License Agreement dated as of February 12, 1996 by and among Adjacent Surgical, Inc., Thomas J. Fogarty, Fogarty
                Engineering and the Company.

10.11 (1)(3)    Assignment Agreement dated as of March 9, 1995 between Apogee
                Medical Products, Inc., and the Company.

Exhibit
Number          Description

10.12 (1)(3)    Hernia Repair Device Agreement dated as of April 29, 1992 by and among Maciej Kieturakis, Thomas J. Fogarty and the Registrant, as amended on April 18, 1995.

10.14 (1)       Professional Services Agreement dated June 16, 1992 between the
                Company and Thomas J. Fogarty.

10.15 (1)       Professional Services Agreement dated June 16, 1992 between the
                Company and Mark A. Wan.

10.16 (1)       Bill of Sale and Instrument of Assignment and Grantback License
                Agreement dated June 16, 1992 between the Company and Thomas J.
                Fogarty.

10.17 (1)       Bill of Sale and Instrument of Assignment dated June 16, 1992, between the Company and Mark Wan.

10.18 (1)       Loan Modification Agreement dated as of March 25, 1996, by and between the Company and Silicon Valley Bank.

10.20 (4)       OEM Supply Agreement (Expanded Field) dated December 20, 1996 between Ethicon Endo-Surgery, Inc. and the Company.

10.21 (4)       Modification and Termination Agreement and Mutual Release dated
                November 12, 1996, between United States Surgical Corporation and the Company.

10.22 (4)       Real Estate Lease between Berg & Berg Developers and the
                Company.

10.23 (5)       Form of change of Control Agreement between the Company and
                Executive Officers dated January 20, 1998.

10.24 (5)       Termination, Release and Distribution Agreement between the
                Company and Ethicon Endo-Surgery, Inc. dated February 23, 1998.

10.25 (6)       Consulting Agreement between the Company and Roderick A. Young dated Nov. 1, 1998.

10.26 (6)       Promissory Note and Bonus Agreement between the Company and
                Greg Casciaro dated September 3, 1998.

10.27 (7)       Written Compensation Agreement dated April 6, 1998.

10.28 Distribution Agreement between the Company and Dexterity Surgical, Inc. dated May 6, 1999.

10.29 Second Amendment to Full Recourse Promissory Note between the Company and James Jervis dated May 3, 1999.

10.30 Amendment to Full Recourse Promissory Note between the Company and Gregory Casciaro dated May 3, 1999.

23.1            Consent of  PricewaterhouseCoopers LLP, Independent Accountants.

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

(6) Incorporated by reference to identically numbered exhibits filed in response to Item 6 (a), "Exhibits", of the Company's Quarterly Report on Form 10-Q, Filed with the Commission on November 16, 1998 (file no. 000-28448).

(7) Incorporated by reference to identically numbered exhibits filed in response to Item 6 (a), "Exhibits", of the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 16, 1998 (File no. 000-28448).

 (b) REPORTS ON FORM 8-K: The Company filed no reports on form 8-K during the quarter ended June 30, 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of General Surgical Innovations, Inc.:

      In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of General Surgical Innovations, Inc. at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                      PricewaterhouseCoopers LLP

San Jose, California
July 23, 1999

                                         GENERAL SURGICAL INNOVATIONS, INC.
                                                   BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       JUNE 30,
                                                                              -------------------------
                                                                                  1999         1998
                                                                              -----------   -----------
                                     ASSETS
Current assets:
     Cash and cash equivalents ............................................   $    9,600    $   17,954
     Available-for-sale  securities .......................................        8,699        10,743
     Accounts receivable, net of allowances of $350 in 1999 and $72 in 1998        2,550         1,043
     Inventories ..........................................................        2,532         1,284
     Prepaid expenses and other current assets ............................          489           733
                                                                              -----------   -----------
        Total current assets ..............................................       23,870        31,757

     Available-for-sale  securities, non-current ..........................          999         8,772
     Property and equipment, net ..........................................        3,052         2,101
     Intangible and other assets, net .....................................          316           194
                                                                              -----------   -----------
        Total assets ......................................................     $ 28,237      $ 42,824
                                                                              -----------   -----------
                                                                              -----------   -----------

                                   LIABILITIES
Current liabilities:
     Accounts payable .....................................................   $    2,231    $      910
     Accrued liabilities ..................................................        1,440         1,316
     Capital leases .......................................................           12            14
     Bank borrowings ......................................................           82           103
                                                                              -----------   -----------
        Total current liabilities .........................................        3,765         2,343

Other long-term liabilities ...............................................           37           149
Capital leases, less current portion ......................................         --              12
Bank borrowings, less current portion .....................................         --              82
                                                                              -----------   -----------
             Total liabilities ............................................        3,802         2,586
                                                                              -----------   -----------
Commitments and Contingencies (Note 5)

                              SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value:
     Authorized: 2,000 shares; issued and outstanding: none ...............         --            --
Common stock, $.001 par value:
     Authorized: 50,000 shares; issued and outstanding:
        13,504 on June 30, 1999, and 13,435 on June 30, 1998 ..............           14            13
Additional paid-in capital ................................................       65,446        65,290
Notes receivable from shareholders ........................................          (85)          (87)
Deferred compensation, net ................................................          (22)         (159)
Accumulated other comprehensive income (loss) .............................          (12)           16
Accumulated deficit .......................................................      (40,906)      (24,835)
                                                                              -----------   -----------
     Total shareholders' equity ...........................................       24,435        40,238
                                                                              -----------   -----------
        Total liabilities and shareholders' equity ........................     $ 28,237      $ 42,824
                                                                              -----------   -----------
                                                                              -----------   -----------

                 The accompanying notes are an integral part of
                          these financial statements.

                       GENERAL SURGICAL INNOVATIONS, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         YEARS ENDED JUNE 30,
                                                                             ---------------------------------------------
                                                                                 1999             1998            1997
                                                                             ------------    -------------    ------------
Sales....................................................................     $    6,876      $     5,193      $    4,090
Guaranteed payments......................................................              -            1,635           4,896
                                                                             ------------    -------------    ------------
Total revenue............................................................          6,876            6,828           8,986
Cost of sales............................................................          5,212            3,565           2,385
                                                                             ------------    -------------    ------------
           Gross profit..................................................          1,664            3,263           6,601
                                                                             ------------    -------------    ------------

Operating expenses:
       Research and development..........................................          3,695            2,825           2,231
       Sales and marketing...............................................          6,523            4,911           4,906
       General and administrative........................................          9,058            6,932           3,878
                                                                             ------------    -------------    ------------
          Total operating expenses.......................................         19,276           14,668          11,015
                                                                             ------------    -------------    ------------
           Operating loss................................................        (17,612)         (11,405)         (4,414)
                                                                             ------------    -------------    ------------

Interest income..........................................................          1,574            2,308           2,572
Interest expense.........................................................            (19)             (38)            (47)
Other income (expense), net..............................................            (14)              (7)             13
                                                                             ------------    -------------    ------------
           Net loss......................................................        (16,071)          (9,142)         (1,876)

Other comprehensive income (loss):
       Change in unrealized gain or loss on available-for-sale securities            (28)              54             (39)
                                                                             ------------    -------------    ------------
          Comprehensive loss.............................................     $  (16,099)     $    (9,088)     $   (1,915)
                                                                             ------------    -------------    ------------
                                                                             ------------    -------------    ------------

Net loss per common share and per common share-assuming
       dilution..........................................................     $    (1.19)     $     (0.68)     $    (0.14)
                                                                             ------------    -------------    ------------
                                                                             ------------    -------------    ------------

Shares used in computing net loss per common share and per
       common share-assuming dilution....................................         13,461           13,373          13,197
                                                                             ------------    -------------    ------------
                                                                             ------------    -------------    ------------

   The accompanying notes are an integral part of these financial statements.

                               GENERAL SURGICAL INNOVATIONS, INC.
                               STATEMENTS OF SHAREHOLDERS' EQUITY
                                         (IN THOUSANDS)

                                                                                               Notes
                                                                            Additional      Receivable
                                                      Common Stock            Paid-in          From         Deferred
                                                 Shares         Amount        Capital      Shareholders   Compensation
                                                --------       --------       --------       --------       --------
Balances, June 30, 1996.......................    13,133       $     13       $ 64,885      $    (112)      $   (496)
   Exercise of stock options..................       148             --             67             --             --
   Exercise of stock options with notes
       receivable.............................        23             --             11            (11)            --
   Issuance of common stock in connection
       with employee stock purchase plan......        18             --            135             --             --
   Repurchase of common stock.................       (31)            --             (9)             9             --
   Amortization of deferred compensation              --             --             --             --            199
   Change in unrealized loss on available-
       for-sale securities....................        --             --             --             --             --
   Payment of shareholders' notes receivable..        --             --             --             27             --
   Net loss...................................        --             --             --             --             --
                                                --------       --------       --------       --------       --------
Balances, June 30, 1997.......................    13,291             13         65,089            (87)          (297)
   Exercise of stock options..................       128             --            129             --             --
   Issuance of common stock in connection
       with employee stock purchase plan......        16             --             72             --             --
   Amortization of deferred compensation......        --             --             --             --            138
   Change in unrealized gain on available-for-
       sale securities........................        --             --             --             --             --
   Net loss...................................        --             --             --             --             --
                                                --------       --------       --------       --------       --------
Balances, June 30, 1998.......................    13,435             13         65,290            (87)          (159)
   Exercise of stock options..................        33             --             42             --             --
   Issuance of common stock in connection
       with employee stock purchase plan......        36              1            114             --             --
   Amortization of deferred compensation......        --             --             --             --            137
   Payment on shareholder notes receivable....                                                      2
   Change in unrealized gain on available-for-
       sale securities .......................        --             --             --             --             --
   Net loss ..................................        --             --             --             --             --
                                                --------       --------       --------       --------       --------
Balances, June 30, 1999 ......................    13,504       $     14       $ 65,446       $    (85)      $    (22)
                                                --------       --------       --------       --------       --------
                                                --------       --------       --------       --------       --------

                                                 Accumulated
                                                    Other
                                                Comprehensive
                                                    Income     Accumulated
                                                    (Loss)       Deficit         Total
                                                 ------------  -----------      -------
Balances, June 30, 1996.......................       $   1      $(13,817)       $50,474
   Exercise of stock options..................          --            --             67
   Exercise of stock options with notes
       receivable.............................          --            --             --
   Issuance of common stock in connection
       with employee stock purchase plan......          --            --            135
   Repurchase of common stock.................          --            --             --
   Amortization of deferred compensation                --            --            199
   Change in unrealized loss on available-
       for-sale securities....................         (39)           --            (39)
   Payment of shareholders' notes receivable..          --            --             27
   Net loss...................................          --        (1,876)        (1,876)
                                                     -----      --------       --------
Balances, June 30, 1997.......................         (38)      (15,693)        48,987
   Exercise of stock options..................          --            --            129
   Issuance of common stock in connection
       with employee stock purchase plan......          --            --             72
   Amortization of deferred compensation......          --            --            138
   Change in unrealized gain on available-for-
       sale securities........................          54            --             54
   Net loss...................................          --        (9,142)        (9,142)
                                                     -----      --------       --------
Balances, June 30, 1998.......................          16       (24,835)        40,238
   Exercise of stock options..................          --            --             42
   Issuance of common stock in connection
       with employee stock purchase plan......          --            --            115
   Amortization of deferred compensation......          --            --            137
   Payment on shareholder notes receivable....                                        2
   Change in unrealized gain on available-for-
       sale securities .......................         (28)           --            (28)
   Net loss ..................................          --       (16,071)       (16,071)
                                                     -----      --------       --------
Balances, June 30, 1999 ......................       $ (12)     $(40,906)      $ 24,435
                                                     -----      --------       --------
                                                     -----      --------       --------

   The accompanying notes are an integral part of these financial statements.

                                  GENERAL SURGICAL INNOVATIONS, INC.
                                       STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)

                                                                                     YEARS ENDED JUNE 30,
                                                                         ---------------------------------------------
                                                                            1999             1998            1997
                                                                         ------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................................    $ (16,071)      $   (9,142)       $  (1,876)
Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of deferred compensation..........................          137              138              199
       Depreciation and amortization..................................          880            1,049              889
       Provision for uncollectable accounts and sales returns.........          659               25              (31)
       Loss on write-off of fixed assets..............................           20                7               38
       Provision for excess and obsolete inventory....................          417               43               57
       Forgiveness of related party note receivable...................          107                -                -
       Changes in operating assets and liabilities:
           Accounts receivable........................................       (2,166)           1,064           (1,227)
           Inventory..................................................       (1,665)             390           (1,074)
           Prepaid expenses and other current assets..................          244              238             (533)
           Intangible and other assets................................          (1)              (5)             (69)
           Accounts payable...........................................        1,321              406             (110)
           Accrued and other liabilities..............................           12              246              127
           Deferred revenue...........................................            -                -             (100)
                                                                         ------------    -------------    ------------
                Net cash used in operating activities.................      (16,106)          (5,541)          (3,710)
                                                                         ------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale  securities...........................       (3,811)         (22,766)         (54,335)
Proceeds from sales and maturities of available-for-sale securities...       13,500           38,792           39,467
Acquisition of property and equipment.................................       (1,679)            (450)          (2,018)
Disposal of fixed assets..............................................            -                -               63
                                                                         ------------    -------------    ------------
                Net cash provided by (used in) investing activities...        8,010           15,576          (16,823)
                                                                         ------------    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs.........          157              201              202
Proceeds from payment on shareholders' notes receivable...............            2                -               27
Payments on capital lease obligations.................................          (14)             (15)               -
Principal payments on bank borrowings.................................         (103)            (167)            (135)
Related party note receivable.........................................         (300)               -                -
                                                                         ------------    -------------    ------------
                Net cash provided by(used in) financing activities....         (258)              19               94
                                                                         ------------    -------------    ------------
Net increase (decrease) in cash and cash equivalents..................       (8,354)          10,054          (20,439)
Cash and cash equivalents, beginning of year..........................       17,954            7,900           28,339
                                                                         ------------    -------------    ------------
Cash and cash equivalents, end of year................................   $    9,600      $    17,954      $     7,900
                                                                         ------------    -------------    ------------
                                                                         ------------    -------------    ------------
Cash paid during the period for:
       Interest.......................................................   $       19      $        38      $        51
       Taxes..........................................................   $        -      $         -      $         1

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for notes receivable.........................   $        -      $         -      $        11
Repurchase of common stock for notes receivable.......................   $        -      $         -      $         9
Change in unrealized gain or loss in available-for-sale  securities...   $      (28)     $        54      $        39
Property acquired under capital leases................................   $        -      $        40      $         -

   The accompanying notes are an integral part of these financial statements.

                       GENERAL SURGICAL INNOVATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY:

         General Surgical Innovations, Inc. ("the Company") was incorporated on April 13, 1992, to engage in the development, manufacturing and marketing of medical device surgical balloon dissectors which create new working spaces between natural tissue planes in the human body. The Company sells products in the United States, Europe, Australia and South America, through its direct sales force and key distributors. While the Company has developed or is developing surgical balloon dissectors for stress urinary incontinence, vascular and plastic surgery, sales of products for hernia repair are expected to provide a majority of the Company's revenues at least through fiscal 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

         AVAILABLE-FOR SALE  SECURITIES:

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

                       GENERAL SURGICAL INNOVATIONS, INC.

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

         In March 1994, the Company entered into a distribution agreement with United States Surgical Corporation ("USSC") providing USSC with limited exclusive rights to distribute the Company's surgical balloon dissectors in the hernia repair market in both the United States and certain other countries. In fiscal 1997 and 1996, sales to USSC, which include sales to Autosuture, Inc., a subsidiary of USSC, represented approximately 27 percent and 92 percent, respectively, of the Company's sales. In November 1996, the Company terminated its distribution agreement with USSC; there were no sales to USSC in fiscal 1998. In September 1998, the Company signed two non-exclusive, three-year agreements with USSC. Under the terms of the first agreement, USSC has obtained non-exclusive rights to market and distribute GSI's SPACEMAKER(R) surgical balloon dissectors worldwide for use in hernia repair and stress urinary incontinence ("SUI") procedures. Under the terms of the second agreement, GSI has non-exclusive rights to market and distribute several products, including USSC's 5 mm mesh fixation device, the ProTack(TM), which is offered with GSI's balloon dissectors in the SPACEMAKER(R)Total Solution(TM) hernia repair kit. Sales to USSC in fiscal 1999 represented approximately three percent of the Company's total sales.

         In December 1996, the Company entered into a five year OEM supply agreement (the "EES Agreement") with Ethicon Endo-Surgery ("EES"), pursuant to which GSI granted EES exclusive worldwide sales and marketing rights to sell the SPACEMAKER(R) surgical balloon dissectors in the laparoscopic hernia repair and stress urinary incontinence ("SUI") markets. EES made guaranteed payments pursuant to the EES Agreement of $4.9 million in fiscal year 1997, and additional payments in lieu of product purchases pursuant to a mutual agreement in the amount of $1.6 million in fiscal year 1998. In February 1998, the Company and EES replaced the exclusive EES Agreement

                       GENERAL SURGICAL INNOVATIONS, INC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

with a non-exclusive distribution agreement for the laparoscopic hernia repair and SUI markets. In fiscal year 1999, EES made no guaranteed payments or payments in lieu of product purchases. Sales and guaranteed payments from EES represented approximately 21 percent, 74 percent and 65 percent of the Company's 1999, 1998 and 1997 revenues, respectively.

         In May 1999, the Company signed a distribution agreement with Dexterity Surgical, Inc. ("Dexterity"). The terms of the agreement gave Dexterity rights to market and distribute GSI's SPACEMAKER(R) balloon dissector products for hernia repair and laparoscopic bladder neck suspension repair procedures in all or parts of 28 states. In fiscal year 1999, sales to Dexterity represented approximately 23 percent of total company sales.

         The Company maintains its cash balances in demand accounts primarily with one financial institution. For its accounts receivable, management of the Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts. Historically the Company has not experienced significant losses related to individual customers or groups of customers in any particular geographic area. At June 30, 1998 and 1997, one distributor accounted for approximately 46 percent and 93 percent, respectively, of accounts receivable. At June 30, 1999, another distributor accounted for approximately 46 percent of accounts receivable.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying values of the equipment loan and line of credit approximate fair values. Estimated fair values for available-for-sale securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

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

         COMPREHENSIVE INCOME:

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income in accordance with generally accepted accounting principles.

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

                       GENERAL SURGICAL INNOVATIONS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

         Stock options to purchase 2,245,655, 1,816,906 and 1,363,447 shares of common stock at prices ranging from $0.09 to $9.75 per share were outstanding at June 30, 1999, 1998 and 1997, respectively, but were not included in the computation of net loss per common share-assuming dilution because they were antidilutive. The aforementioned stock options could potentially dilute earnings per share in the future.

         RECENT PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative and hedging activities. SFAS 133 will be effective for fiscal years beginning after June 15, 2000.

3.   BALANCE SHEET DETAIL:

         AVAILABLE-FOR-SALE  SECURITIES:

         As of June 30, 1999, available-for-sale securities consisted of the following (IN THOUSANDS):

                                                            AMORTIZED       UNREALIZED     ESTIMATED        MATURITY
                                                               COST       GAINS (LOSSES)   FAIR VALUE        DATES
                                                            -----------   --------------   -----------     ----------
       Obligations of federal government agencies,
            short-term.................................      $   8,698      $      1       $   8,699       7/99-6/00
       Corporate obligations, principally commercial
            paper and corporate notes, long-term.......          1,012           (13)            999       7/00-4/01
                                                            -----------    -----------    -----------
                                                             $   9,710      $    (12)      $   9,698
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------

                         GENERAL SURGICAL INNOVATIONS, INC.

         As of June 30, 1998, available-for-sale securities consisted of the following (IN THOUSANDS):

                                                              AMORTIZED         UNREALIZED         ESTIMATED
                                                                COST              GAINS            FAIR VALUE
                                                            --------------    ---------------    ---------------
       Corporate obligations, principally commercial
            paper and corporate notes, short-term.......     $     10,729      $          14      $      10,743
       Corporate obligations, principally commercial
            paper and corporate notes, long-term........            8,770                  2              8,772
                                                            --------------    ---------------    ---------------
                                                             $     19,499      $          16      $      19,515
                                                            --------------    ---------------    ---------------
                                                            --------------    ---------------    ---------------

         During 1999 and 1998, there were no realized gains or losses on the disposal of available-for-sale securities.

         PROPERTY AND EQUIPMENT:

         Property and equipment comprise (IN THOUSANDS):

                                                                                               JUNE 30,
                                                                                  -----------------------------------
                                                                                       1999               1998
                                                                                  ---------------    ----------------
       Equipment.......................................................            $       1,612      $        1,238
       Furniture and fixtures..........................................                      380                 437
       Tooling.........................................................                    1,546                 457
       Leasehold improvements..........................................                    1,233               1,192
                                                                                  ---------------    ----------------
                                                                                           4,771               3,324
       Less accumulated depreciation and amortization..................                   (1,719)             (1,223)
                                                                                  ---------------    ----------------
                                                                                   $       3,052      $        2,101
                                                                                  ---------------    ----------------
                                                                                  ---------------    ----------------

         INVENTORIES:

         Inventories comprise (IN THOUSANDS):

                                                                                               JUNE 30,
                                                                                  -----------------------------------
                                                                                       1999               1998
                                                                                  ---------------    ----------------
       Raw materials...................................................            $       1,358      $          910
       Work in progress................................................                       78                   -
       Finished goods..................................................                    1,096                 374
                                                                                  ---------------    ----------------
                                                                                   $       2,532      $        1,284
                                                                                  ---------------    ----------------
                                                                                  ---------------    ----------------

         INTANGIBLE AND OTHER ASSETS:

         Intangible and other assets comprise (IN THOUSANDS):

                                                                                               JUNE 30,
                                                                                  -----------------------------------
                                                                                       1999               1998
                                                                                  ---------------    ----------------
       Patents.........................................................            $         360      $          360
       Related party note receivable...................................                      193                   -
       Other...........................................................                       81                  80
                                                                                  ---------------    ----------------
                                                                                             634                 440
       Less accumulated amortization...................................                     (318)               (246)
                                                                                  ---------------    ----------------
                                                                                   $         316      $          194
                                                                                  ---------------    ----------------
                                                                                  ---------------    ----------------

                       GENERAL SURGICAL INNOVATIONS, INC.

3.   BALANCE SHEET DETAIL: (CONTINUED)

         ACCRUED LIABILITIES:

         Accrued liabilities comprise (IN THOUSANDS):

                                                                                               JUNE 30,
                                                                                  -----------------------------------
                                                                                       1999               1998
                                                                                  ---------------    ----------------
       Accrued payroll and related expenses............................            $         463      $          391
       Accrued legal expenses..........................................                      536                 660
       Accrued other...................................................                      421                 265
                                                                                  ---------------    ----------------
                                                                                   $       1,440      $        1,316
                                                                                  ---------------    ----------------
                                                                                  ---------------    ----------------


4.   BANK BORROWINGS:

         On March 25, 1996, the Company entered into a loan agreement with a financial institution which provides for an equipment loan of $700,000 with interest at the bank's prime rate plus 1.25 percent (9.00 percent at June 30, 1999). The note matures on June 30, 2000. Future minimum payments under the loan are $82,000 in the fiscal year ending June 30, 2000.

         The bank borrowings are collateralized by substantially all of the Company's assets. In addition, the Company is required to maintain certain restrictive financial covenants including minimum tangible net worth and a minimum quick ratio.

5.   COMMITMENTS AND CONTINGENCIES:

         OPERATING LEASE AGREEMENTS:

          The Company leases its facilities under a non-cancelable operating lease that expires on April 1, 2004. The lease contains two options to extend the lease term, with each extended term to be for a period of five years. The Company is responsible for certain taxes, maintenance costs and insurance under the lease. Future minimum rental payments under the lease are as follows (IN THOUSANDS):

 YEAR ENDING JUNE 30,
       2000.....................................           740
       2001.....................................           997
       2002.....................................         1,024
       2003.....................................         1,052
       2004.....................................           805
                                                     ----------
                                                       $ 4,618
                                                     ----------
                                                     ----------

         Rent expense for the years ended June 30, 1999, 1998 and 1997 was $635,244, $625,488, and $600,645, respectively.

                       GENERAL SURGICAL INNOVATIONS, INC.

         CAPITAL LEASE AGREEMENTS:

         The Company has two capital lease agreements for office equipment. Amounts financed under these leases total approximately $41,000, with associated accumulated depreciation of $29,000. Future minimum lease payments under these capital leases are $12,000 in the fiscal year ending June 30, 2000.

         OTHER COMMITMENTS:

         The Company has entered into certain royalty agreements to obtain technology which provide for royalties ranging from one to four percent of the sales price for products which utilize this technology. Amounts charged to operations for the years ended June 30, 1999, 1998 and 1997 were $187,497, $289,255 and $356,831, respectively.

         Also, in 1994 in conjunction with obtaining technology, the Company entered into a royalty agreement that provides for royalties of four percent of net sales for products which utilize this technology through 2001. Minimum royalties under the agreement are $75,000, $87,500 and $50,000 for the years ending June 30, 2000, 2001 and 2002, respectively.

         CONTINGENCIES:

         In May 1996, Origin Medsystems, Inc. ("Origin") a unit of Guidant Corporation filed suit against GSI for infringement of U.S. Patent No. 5,520,609 in the United States District Court for the Northern District of California (C96-20424JW). In April 1998, GSI obtained a summary judgment that the patent in suit, Moll et al Patent No. 5,520,609, was unenforceable because it had been obtained by misleading the Patent & Trademark Office, and an award of attorney's fees of $990,000. The appellate court subsequently vacated this decision because, in its view, there are factual issues which must be resolved in a trial on whether Origin misled the PTO. In July 1999, the case was returned to the district court for further proceedings.

        In June 1996, GSI filed an action against Origin in the U.S. District Court for the Northern District of California alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,514,153 (C96-20447JW). The case was decided in favor of GSI partly by summary judgment and partly by jury verdict, both during fiscal 1999. Patent 5,514,153 ("the '153 patent") was found to be valid, and Origin's infringement was found to be willful. Lost profits of approximately $12.9 million were awarded to GSI by the jury. Origin is appealing the infringement and willfulness findings (but not patent validity nor the amount of infringement damages), and GSI is appealing for enhanced damages, attorneys' fees and the failure to find infringement of additional claims. The Company has not recorded a receivable for this gain contingency. Resolution is expected in calendar year 2000. Following these findings, the Court has entered an injunction prohibiting sale in the United States of all of Origin's balloon dissection products, to become fully effective on November 15, 1999, and an immediate injunction against sales to any new customers.

        In September 1997, the Company filed an action against Origin alleging that the use of Origin's products infringes GSI's U.S. Patent No. 5,667,520 (C97-20944JW). Discovery is nearly complete in this case and the complaint has now been amended to add a claim of infringement of GSI's patent number 5,860,997. This case is now stayed pending the outcome of appeals in the '153 case.

                       GENERAL SURGICAL INNOVATIONS, INC.

        GSI is also involved in an interference proceeding in the U.S. Patent Office against Origin to determine whether certain subject matter was first invented by GSI and whether the disputed matter is patentable. In November 1998, binding arbitration determined that GSI was first to invent the disputed subject matter and therefore is the only party entitled to any patent. Additionally, the Patent Office Appeals Board found the subject matter to be patentable. This latter finding is being appealed by Origin to the Court of Appeals for the Federal Circuit. Resolution is expected in calendar year 2000.

        On April 9, 1999, a suit was filed against GSI in the United States District Court for the Southern District of Illinois. This suit, brought by Dr. Peter M. Bonutti and by Bonutti Research, Inc., seeks a 50 percent share of the $12.9 million damages judgment GSI obtained in its suit against Origin and seeks rescission of the 1995 agreement by which GSI obtained assignment of certain Bonutti technology. From this assigned technology, GSI prosecuted patent applications which became the '153 and other patents, which credit Dr. Bonutti as sole inventor. This case is in the discovery phase.

        While the Company believes it will be successful in these proceedings, there can be no assurance of such success. Failure of the Company to prevail in such proceedings would have a material adverse effect on the Company's business, financial condition and results of operations.

6.   SHAREHOLDERS' EQUITY:

         PREFERRED STOCK:

         Under the Company's Articles of Incorporation, the Company's preferred stock is issuable in series and the Company's Board of Directors is authorized to determine the rights, preferences and terms of each series.

         During 1996, the Company amended its Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. As of June 30, 1999, the Company had no shares issued and outstanding.

         COMMON STOCK:

         The Company has issued through June 30, 1999, shares of its common stock to the founders and key employees of the Company under stock purchase agreements. Certain stock purchase agreements (the "Agreements") contain provisions for the repurchase of common stock by the Company in the event of termination of employment during the vesting period following the date of employment. Generally, 25 percent of the shares of common stock purchased under the Agreements are released from the Company's repurchase option at the end of twelve months from a participant's hiring date with the remaining shares being released from repurchase ratably over the next 36 months. At June 30, 1999, 14,897 shares are subject to repurchase under the Agreements. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of any class of outstanding stock having priority rights as to dividends.

         STOCK OPTION PLANS:

         1992 Stock Option Plan

         The Company has an Incentive Stock Option Plan (the "Plan") under which 1,715,895 shares of common stock were originally reserved for issuance. An additional 500,000 and 400,000 shares were reserved in November 1997 and November 1996, respectively, bringing the aggregate number of shares of common stock reserved for issuance to 2,615,895 as of June 30, 1998. In November 1998, the Plan was amended to: (i) increase the number of shares of common stock reserved for issuance thereunder on the date of each annual meeting of the shareholders during the period beginning on and including November 19, 1998 and ending September 14, 2002 (the date the 1992 Plan terminates) by an amount equal to the lesser of (x) four percent (four percent) of the total number of shares of the Company's common stock issued and outstanding as of the last business day immediately preceding the date of such annual meeting, or (y) 600,000 shares, and (ii) increase the total maximum number of shares subject to options that may be issued to any one employee during a fiscal year to 1,000,000

                       GENERAL SURGICAL INNOVATIONS, INC.

(effective as of July 1, 1998). The maximum aggregate number of shares of common stock that may be issued under the 1992 Plan is 5,015,895. At this time, an additional 438,773 shares were reserved, bringing the aggregate number of shares of common stock reserved for issuance to 3,054,668 as of June 30, 1999.

         Under the Plan, incentive options may be granted at prices not lower than fair market value at the date of grant or 110 percent of the fair market value if the optionee, immediately prior to the grant, owns stock representing 10 percent or more of the voting power or value of all securities. Nonstatutory options may be granted at prices not lower than 85 percent of fair market value at the date of grant as determined by the Board of Directors. Options granted under the Plan are exercisable and vest at such times and under such conditions as determined by the Board. The options generally expire from five years to ten years from date of grant.

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

         An additional 25,000 shares have been granted outside of the above stock options plans.

         Stock option activity is set forth below (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                                              OUTSTANDING OPTIONS
                                                            ---------------------------------------------------------
                                                                                          WEIGHTED
                                                              SHARES                      AVERAGE         AGGREGATE
                                                            AVAILABLE      NUMBER OF      PRICE PER        PRICE IN
                                                            FOR GRANT        SHARES         SHARE          DOLLARS
                                                            -----------    -----------    -----------     -----------
       Balances, June 30, 1996...........................         696          1,096         $ 1.21         $ 1,322
            Increase in shares reserved..................         400              -              -               -
            Options granted..............................        (497)           497           8.65           4,299
            Options exercised............................           -           (172)           .45             (78)
            Options terminated...........................          58            (58)          2.21            (128)
                                                            -----------    -----------                    -----------
       Balances, June 30, 1997...........................         657          1,363           3.97           5,415
            Increase in shares reserved..................         525              -              -               -
            Options granted..............................      (1,153)         1,153           4.47           5,159
            Options exercised............................           -           (128)          1.00            (129)
            Options terminated...........................         571           (571)          6.40          (3,655)
                                                            -----------    -----------                    -----------
       Balances, June 30, 1998...........................         600          1,817           3.74           6,790
            Increase in shares reserved..................         439              -              -               -
            Options granted..............................      (1,757)         1,757           2.29           4,031
            Options exercised............................           -            (33)          1.26             (42)
            Options terminated...........................       1,295         (1,295)          4.69          (6,077)
                                                            -----------    -----------    -----------     -----------
       Balances, June 30, 1999...........................         577          2,246        $  2.09         $ 4,702
                                                            -----------    -----------    -----------     -----------
                                                            -----------    -----------    -----------     -----------

                                                -50-

                       GENERAL SURGICAL INNOVATIONS, INC.

6.   SHAREHOLDERS' EQUITY: (CONTINUED)

         At June 30, 1999, stock options outstanding are as follows (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                      OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                                           WEIGHTED AVERAGE              WEIGHTED                        WEIGHTED
           RANGE OF          NUMBER             REMAINING                 AVERAGE         NUMBER          AVERAGE
       EXERCISE PRICES       OF SHARES     CONTRACTUAL LIFE           EXERCISE PRICE     OF SHARES     EXERCISE PRICE
       $ 0.0874 - $ 1.5600        584             5.8                    $0.94               550          $0.92
       $ 1.5601 - $ 4.0000      1,552             8.7                    $2.25                73          $2.39
       $ 4.0001 - $ 9.7500        110             8.6                    $5.96                22          $8.02
                             --------                                                        ---
                                2,246             7.9                    $2.09               645          $1.33
                             --------                                                        ---
                             --------                                                        ---

         At June 30, 1998 and 1997, options to purchase 679,327 and 434,609 shares were exercisable at a weighted average exercise price of $2.49 and $1.60 per share, respectively.

         Compensation of approximately $600,000 has been attributed to stock options granted after May 1995 and prior to the sale of the Company's common stock in an initial public offering. The deferred compensation is being recognized as a charge to income over the period for which the related stock options become exercisable, which is generally four years. Amortization of the deferred compensation was approximately $137,000, $138,000 and $199,000 during the years ended June 30, 1999, 1998 and 1997, respectively.

         On August 5, 1997, the Company repriced 357,034 options, ranging in price from $5.63 to $22.25 per share, to the fair market value on that date of $4.38 per share.

         The Company implemented a stock option exchange program effective October 6, 1998, pursuant to which all holders of options issued under the 1992 Plan may surrender for cancellation all options granted after May 10, 1996 (the date of the Company's initial public offering) with a price above $1.5601, the fair market value on the effective date. The Company cancelled 1,127,876 options, ranging in price from $2.00 to $9.75, and reissued the same number of new options for an exercise price of $1.5601. The new options were subject to a nine month restriction on exercise (until July 6, 1999), subject to certain exceptions. All executive officers of the Company were eligible to participate in the option exchange program.

         PRO FORMA INFORMATION:

         Had compensation costs for options awarded in fiscal 1999, 1998 and 1997 been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have resulted in the pro forma amounts indicated in the following (IN THOUSANDS, EXCEPT PER SHARE data):

                                                               JUNE 30,
                                            -----------------------------------------------
                                               1999               1998            1997
                                            ------------      -------------    ------------
Actual net loss                             $(16,071)          $    (9,142)     $    (1,876)
Pro forma net loss                          $(18,819)          $   (10,511)     $    (2,661)
Actual net loss per share                   $  (1.19)          $      (.68)     $      (.14)
Pro forma net loss per share                $  (1.40)          $      (.79)     $      (.20)

         The above pro forma disclosures are not necessarily representative of the effects on reported net income (loss) in future years.

       In fiscal 1999, 1998 and 1997, the weighted-average fair value of options granted during the year was $1.74, $2.61 and $5.12, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                       GENERAL SURGICAL INNOVATIONS, INC.

6.   SHAREHOLDERS' EQUITY: (CONTINUED)

                                                  June 30,
                                ------------------------------------------
                                  1999            1998              1997
                                -------         -------           -------
Dividend yield                    0.00%           0.00%             0.00%
Expected volatility              97.00%          62.00%            62.00%
Risk-free interest rate           5.58%           5.93%             6.69%
Expected term                   5 Years         5 Years           5 Years

         EMPLOYEE STOCK PURCHASE PLAN:

         In March 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "ESPP") and reserved 274,543 shares of common stock for issuance. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 85 percent of the lower of the fair market value on the specified purchase date or at the beginning of the offering period. At June 30, 1999, 69,670 shares had been issued under the ESPP.

         COMMON STOCK PURCHASE RIGHTS:

         In May 1997, the Company distributed a dividend to shareholders comprised of a right to purchase one share of common stock (a "Right") for each outstanding share of common stock of the Company they hold. These Rights do not become exercisable or transferable apart from the common stock until the Distribution Date which is the tenth day after a person or group either (a) acquires beneficial ownership of 15 percent or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the Company's common stock. After the Distribution Date, each Right will entitle the holder to purchase from the Company one share of common stock at a price of $35 per share.

         If the Company is acquired in a merger or other business combination transaction, or if 50 percent or more of its assets or earnings power is sold, each Right will entitle the holder to purchase at the exercise price that number of shares of the acquiring company having a then current market value of two times the exercise price of the Right. In the event that the Company is the surviving corporation in a merger and the Company's common stock remains outstanding, or in the event that an acquiring party engages in certain self-dealing transactions, each Right not owned by the acquiring party will entitle the holder to purchase at the exercise price that number of shares of the Company's common stock having a then current market value of two times the exercise price of the Right.

         The Rights are redeemable at the Company's option for $.01 per Right prior to becoming exercisable, may be amended at the Company's option on or prior to the Distribution Date and expire on May 8, 2007.

7.  EMPLOYEE BENEFIT PLAN:

         The Company has a qualified 401(k) plan available to substantially all employees over the age of 21. Participants may contribute up to 20 percent of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The Company may make contributions to the 401(k) plan at the discretion of the Board of Directors. No Company contributions have been made to the plan since inception.

8.  INCOME TAXES:

         At June 30, 1999, the Company had federal and state net operating loss carryforwards of $37.3 million and $11.5 million, respectively, which expire in the years 1999 - 2019.

         As a result of a change in ownership, as defined, federal and state net operating loss carryforwards are subject to an annual limitation of $400,000.

                       GENERAL SURGICAL INNOVATIONS, INC.

8.   INCOME TAXES: (CONTINUED)

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (IN THOUSANDS):

                                                                                 JUNE 30,
                                                                       -----------------------------
                                                                           1999            1998
                                                                       -------------    ------------
         Deferred tax assets:
                Net operating loss carryforwards...................      $  13,364        $  7,657
                Capitalized research expenses......................            433             370
                Research and development credit carryforward.......            665             421
                Accrued liabilities and other......................            335             240
                Valuation allowance................................        (14,797)         (8,688)
                                                                       -------------    ------------
                                                                       $       ---      $       ---
                                                                       -------------    ------------
                                                                       -------------    ------------

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

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                                                         JUNE 30,
                                                                       ----------------------------------------------
                                                                           1999            1998             1997
                                                                       -------------    ------------     ------------
         Income tax benefit at statutory rate......................           (34)%           (34)%            (34)%
         Net operating loss not benefited..........................            34              34               34
                                                                       -------------    ------------     ------------
         Effective tax rate........................................           --- %           --- %            --- %
                                                                       -------------    ------------     ------------
                                                                       -------------    ------------     ------------

9.   RELATED PARTY TRANSACTIONS:

     The Company entered into certain product development arrangements and royalty agreements with a sole proprietorship which is owned by a director of the Company. Under these agreements, the Company pays royalties of one to four percent of the sales price for products which utilize the technology obtained. The Company has paid this sole proprietorship $88,030, $111,536 and $190,485 in fiscal years 1999, 1998 and 1997, respectively.

     The Company has a note receivable for $300,000 from an officer of the Company. The note accrues interest at 5.42% per annum. The principal and accrued interest will be forgiven monthly in the form of bonus payments of $68,750 on September 3, 1998 and monthly over a 53 month period thereafter provided the officer is an employee of the Company. In the event of termination of the officer's employment with the Company without cause, the aggregate amount of all bonus payments that would have been otherwise received will be paid by the Company in one bonus payment. At June 30, 1999, the note receivable from related party was $193,405.

10.  SEGMENT INFORMATION:

     The Company, which operates in a single industry segment, designs, manufactures and markets balloon dissection systems and related minimally invasive surgical instruments and sells its products globally. The following is a summary of the Company's geographic operations (IN THOUSANDS):

                      1999         1998        1997
                     ------       ------      ------
Domestic...........  $6,328       $6,618      $8,944
International......     548          210          42
                     ------       ------      ------
   Total revenue     $6,876       $6,828      $8,986
                     ------       ------      ------
                     ------       ------      ------

     The Company's assets are located in the United States. The Company does not segregate information related to operating income generated by its export sales.

11.  SUBSEQUENT EVENTS (Unaudited):

         TYCO MERGER:

         In August 1999, the Company and Tyco International Ltd. ("Tyco") entered into a definitive agreement pursuant to which TYCO will acquire GSI. GSI shareholders will receive a fraction of a TYCO common share valued at $7.50 per common share for each common share of GSI. The transaction is valued at approximately $100 million. The closing of this deal is contingent upon shareholder approval of the Company, as well as certain regulatory approvals.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GENERAL SURGICAL INNOVATIONS, INC


Date: September 16, 1999     By: /s/ Gregory D. Casciaro
                                 ------------------------
                                 Gregory D. Casciaro
                                 President, Chief Executive Officer and Director


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Gregory D. Casciaro and Stephen J. Bonelli his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


         Signature                                            Title                              Date
------------------------------------------------------------------------------------------------------------------
/s/ Roderick A. Young                          Chairman of the Board of Directors         September  16, 1999
---------------------
(Roderick A. Young)


/s/ Gregory D. Casciaro                                    President,                     September  16, 1999
-----------------------                       Chief Executive Officer and Director
(Gregory D. Casciaro)


/s/ Stephen J. Bonelli                              Chief Financial Officer,              September  16, 1999
-----------------------                      Vice President of Finance and Treasurer
(Stephen J. Bonelli)


                                                            Director
---------------------
(David W. Chonette)


/s/ Thomas A. Fogarty                                       Director                      September  16, 1999
---------------------
(Thomas A. Fogarty)


 /s/ Paul Goeld                                             Director                      September  16, 1999
(Paul Goeld)


/s/ James  Sulat                                            Director                      September  16, 1999
(James Sulat)


/s/ Mark A. Wan                                             Director                      September  16, 1999
----------------
(Mark A. Wan)