Form 10-K/A
period 1999-06-30
GENERAL SURGICAL INNOVATIONS INC
filed 1999-10-28
CIK 890763

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO _________

                         COMMISSION FILE NUMBER: 0-28448

                       GENERAL SURGICAL INNOVATIONS, INC.
             (Exact name of registrant as specified in its charter)

                    CALIFORNIA                                 94-3160456
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                   organization)                           Identification No.)

                                 10460 BUBB ROAD
                           CUPERTINO, CALIFORNIA 95014
          (Address of principal executive offices, including zip code)
                               http://www.gsii.com
                               (Web site address)

       Registrant's telephone number, including area code: (408) 863-2500

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $42,842,250 as of October 1, 1999 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 13,848,620 shares of the registrant's Common Stock issued and outstanding as of October 1, 1999.

                       GENERAL SURGICAL INNOVATIONS, INC.



PART III

Item 10.  Directors and Executive Officers of the Registrant......................................Page   1
Item 11.  Executive Compensation..................................................................Page   5
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................Page  12
Item 13.  Certain Relationships and Related Transactions..........................................Page  14


Signatures.........................................................................................Page 16


The Registrant hereby amends the following items of Part III of its Form 10-K for the fiscal year ended June 30, 1999 ("Fiscal 1999") filed with the Securities and Exchange Commission on September 16, 1999:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

         The directors of the Company and their ages as of October 1, 1999 are as follows:

                                                                                 DIRECTOR
          NAME                AGE               PRINCIPAL OCCUPATION               SINCE         CLASS
          ----                ---               --------------------             ---------       -----

Gregory D. Casciaro           42      President, Chief Executive Officer and       1997              I
                                      Director of the Company

David W. Chonette             64      General Partner of                           1993             II
                                      Brentwood Venture Capital

Thomas J. Fogarty             65      Professor of Surgery at                      1992              I
                                      Stanford University

Paul Goeld                    47      President and Chief Executive Officer        1995             II
                                      of Adiana, Inc.

James R. Sulat                49      Chief Financial Officer of Chiron            1997             II
                                      Corporation

Mark A. Wan                   34      General Partner of                           1992             II
                                      Three Arch Partners

Roderick A. Young             55      President and Chief Executive Officer        1993              I
                                      of Targesome, Inc. and Chairman of the
                                      Board of Directors of the Company

-------------------
(1)Mr. Casciaro has been an officer of the Company since 1995.

         Except as set forth below, each director has been engaged in his principal occupation described above during the past five years. There are no family relationships between any of the directors or executive officers of the Company.

         GREGORY D. CASCIARO joined GSI in February 1995 as Vice President of Sales and Marketing, was promoted to Senior Vice President in November 1996, President, Chief Operating Officer and a director of the Company in August 1997 and has served as President, Chief Executive Officer and a director of the Company since April 1998. Prior to joining GSI, Mr. Casciaro held various positions at Devices for Vascular Intervention, Inc., a medical device manufacturer, including Vice President of Sales from June 1991 to February 1995. Mr. Casciaro received a B.S. degree in business administration at Marquette University.

         DAVID W. CHONETTE has served as a director of the Company since July 1993. Mr. Chonette has been a general partner of Brentwood Venture Capital, a venture capital partnership, since 1986. Previously, he was employed for 19 years with American Hospital Supply Corporation (now Baxter International), a distributor of medical products. During this period, Mr. Chonette served as President of the Edwards division and as Group Vice President responsible for several medical device and pharmaceutical divisions. Mr. Chonette also serves as a director of several private health care companies. Mr. Chonette received his B.S. degree in general engineering from MIT and M.S. degree in mechanical engineering from USC.

         DR. THOMAS J. FOGARTY co-founded GSI in April 1992 and has been a director of the Company since that time. Dr. Fogarty has been a cardiovascular surgeon and Professor of Surgery at Stanford University sine July 1993. He holds over 50 patents in surgical instrumentation, including the Fogarty balloon catheter and the Fogarty vascular clamp. Dr. Fogarty is also a founding general partner of Three Arch Partners, a venture capital investment firm and shareholder of the Company. He serves on the board of directors of Cardiac Pathways Corporation, Raytel Medical Corporation, CardioThoracic Systems, Inc. and several privately-held companies. Dr. Fogarty holds an M.D. degree from the University of Cincinnati College of Medicine.

         PAUL GOELD has served as a director of the Company since June 1995. Mr. Goeld has served as President and Chief Executive Officer of Adiana, Inc., a medical device company, since December 1998. Mr. Goeld served as President, Chief Executive Officer and a director of LocalMed, Inc., a medical device company, from January 1994 to December 1998. From November 1992 to December 1993, Mr. Goeld was President, Chief Executive Officer and a director of Pilot CardioVascular Systems, Inc., a manufacturer of medical devices. Mr. Goeld also serves on the Board of Directors of several privately held companies. Mr. Goeld received his B.S. degree in chemistry from the University of Florida and M.B.A. degree from Pepperdine University.

         JAMES R. SULAT has served as a director of the Company since January 1997. He became Chief Financial Officer of Chiron Corporation, a manufacturer and marketer of healthcare products for the treatment, prevention and diagnosis of disease, in April 1998. Prior to joining Chiron, Mr. Sulat was Chief Financial Officer of Stanford Health Services, a not-for-profit health care provider that operates the Stanford University hospital and clinic, from 1993 to March 1998. Mr. Sulat also serves on the Board of Directors of Vans, Inc., and several other privately held companies. Mr. Sulat received a B.S. from Yale University and an M.B.A. from Stanford University.

         MARK A. WAN co-founded GSI in April 1992 and served as an officer from June 1992 to September 1993. Mr. Wan co-founded and has been a general partner of Three Arch Partners, a venture capital partnership, sine October 1993. Prior to founding Three Arch Partners, from 1987 to September 1993, Mr. Wan served in various positions at Brentwood Associates, a venture capital firm, most recently as a general partner. Mr. Wan also serves on the Board of Directors of Perclose, Inc. and several other privately held health care companies. Mr. Wan received B.S. and B.A. degrees from Yale University and an M.B.A. degree from Stanford Graduate School of Business.

         RODERICK A. YOUNG joined GSI as a director in August 1993, and has served as Chairman of the Board of Directors since August 1997. Mr. Young has served as President and Chief Executive Officer of Targesome, Inc., a biopharmaceutical company, since February 1999. Prior to joining Targesome, Mr. Young served as Chief Executive Officer of the Company from March 1994 to April 1998. Mr. Young also served as President of the Company from August
1993 to August 1997 and Chief Executive Officer from March 1994 to April
1998. From May 1993 until joining GSI, Mr. Young was President and CEO of Focus Surgery, Inc. ("Focus Surgery"), a medical device company that was spun out of Diasonics, Inc. ("Diasonics"), a medical product manufacturer, in October 1993. Prior to joining Focus Surgery, Mr. Young served in various executive positions, including President, Chief Financial Officer and Chief Operating Officer of Diasonics from May 1990 to May 1993. Mr. Young serves on the Board of Directors of several privately-held companies. Mr. Young received a B.S. degree in industrial engineering from Stanford University and an M.B.A. degree from Harvard Business School.


IDENTIFICATION OF OFFICERS

         The executive officers of the Company and their ages as of October 1, 1999 are as follows:


                                                                                         OFFICER
          NAME                 AGE                PRINCIPAL OCCUPATION                    SINCE
          ----                 ---                --------------------                   -------

James E. Jervis                63           Vice President of Research and                1994
                                            Development of the Company

Stephen J. Bonelli             37           Chief Financial Officer, Vice                 1994
                                            President of Finance and
                                            Administration and Treasurer of the
                                            Company

Ferolyn T. Powell              37           Vice President of Operations of               1996
                                            the Company

         Except as set forth below, each officer has been engaged in his or her principal occupation described above during the past five years. There are no family relationships between any of the directors or executive officers of the Company.

         JAMES E. JERVIS joined GSI in March 1994, and serves as Vice President of Research and Development. Prior to joining GSI, Mr. Jervis had 30 years of engineering design, development and operations experience at Raychem Corporation ("Raychem"). At Raychem, Mr. Jervis held various executive positions, including Director of New Business Development, General Manager - Medical Products Group and Operations Manager. Mr. Jervis holds 19 patents and is named as inventor in over 50 other patents. Mr. Jervis holds a B.S. in Mechanical Engineering and an M.B.A. from Stanford University.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and holders of more than ten percent of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1999 all Section 16(a) filing requirements applicable to the Company's officers, directors and holders of more than ten percent of the Company's Common Stock were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table shows the compensation received by each of (i) the Company's Chief Executive Officer and (ii) the four other most highly compensated executive officers of the Company who earned in excess of $100,000 serving at the end of the fiscal year ended June 30, 1999 (the "Named Executive Officers") for the Company's last three completed fiscal years.


                                            SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                                                             AWARDS
                                                                                         -------------
                                              ANNUAL COMPENSATION                         SECURITIES
                                              -------------------        BONUS AND        UNDERLYING          ALL
NAME AND PRINCIPAL POSITION               YEAR (1)     SALARY ($)      COMMISSION ($)     OPTIONS (#)     OTHER ($)(2)
---------------------------               --------   ------------      --------------     -----------     ------------
Gregory D. Casciaro................         1999         224,000           10,000           320,000       190,000 (3)
     President and Chief                    1998         162,500           40,000           225,000        22,500 (3)
     Executive Officer                      1997         140,000           40,000            30,000        22,500 (3)

James E. Jervis.....................        1999         166,000             -              105,000             -
     Vice President of                      1998         154,257           8,168             60,000             -
     Research and Development               1997         141,066             -               15,000             -

Stephen J. Bonelli..................        1999         143,000             -              110,000             -
     Chief Financial Officer, Vice          1998         131,250           8,638             60,000             -
     President of Finance and               1997         118,750             -               20,000             -
     Administration and Treasurer

Ferolyn T. Powell...................        1999         143,000             -              105,000             -
     Vice President of Operations           1998         126,250           8,745             60,000             -
                                            1997         111,250             -               15,000             -

-------------------
(1) This table does not reflect options granted subsequent to the close of fiscal 1999, which may represent grants partially in recognition of fiscal 1999 performance.
(2) The value of perquisites or personal benefits is not included in the amounts disclosed if, in the aggregate for any named individual, they did not exceed the lesser of either $50,000 or ten percent of total salary and bonus reported for such individual in the Summary Compensation Table.
(3) Stated amounts represent payments for mortgage assistance and relocation paid for or reimbursed by the Company with respect to Mr. Casciaro.

STOCK OPTION GRANTS IN FISCAL YEAR 1999

         The following table sets forth information for the Named Executive Officers with respect to grants of options to purchase Common Stock of the Company made during the fiscal year ended June 30, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL GRANTS
                                  -------------------------------------------------------------- ---------------------------
                                                           %                                        POTENTIAL REALIZABLE
                                      NUMBER OF    OF TOTAL OPTIONS                                   VALUE AT ASSUMED
                                     SECURITIES         GRANTED                                    ANNUAL RATES OF STOCK
                                     UNDERLYING      TO EMPLOYEES     EXERCISE                     PRICE APPRECIATION FOR
                                       OPTIONS         IN FISCAL        PRICE      EXPIRATION    10-YEAR OPTION TERM($)(4)
                     NAME            GRANTED (#)        YEAR(3)        ($/SH)         DATE            5%          10%
------------------------------------------------      -----------   ------------   ----------     ----------   ------
Gregory D. Casciaro...............      30,000 (1)       1.80%         $1.5625      01/14/07         $25,843      $63,653
                                        30,000 (1)       1.80%         $1.5625      09/30/07         $25,843      $63,653
                                       170,000 (1)      10.22%         $1.5625      04/06/08        $167,049     $423,338
                                        25,000 (1)       1.50%         $1.5625      04/06/08         $24,565      $62,253
                                        65,000 (2)       3.91%         $3.8750      04/12/09        $158,400     $401,421

James E. Jervis...................      15,000 (1)       0.90%         $1.5625      01/14/07         $12,921      $31,826
                                        30,000 (1)       1.80%         $1.5625      09/30/07         $25,843      $63,653
                                        30,000 (1)       1.80%         $1.5625      01/20/08         $29,479      $74,706
                                        30,000 (2)       1.80%         $3.8750      04/12/09         $73,108     $185,272

Stephen J. Bonelli................      20,000 (1)       1.20%         $1.5625      01/14/07         $17,228      $42,435
                                        30,000 (1)       1.80%         $1.5625      09/30/07         $25,843      $63,653
                                        30,000 (1)       1.80%         $1.5625      01/20/08         $29,479      $74,706
                                        30,000 (2)       1.80%         $3.8750      04/12/09         $73,107     $185,272

Ferolyn T. Powell.................      15,000 (1)       0.90%         $1.5625      01/14/07         $12,921      $31,826
                                        30,000 (1)       1.80%         $1.5625      09/30/07         $25,843      $63,653
                                        30,000 (1)       1.80%         $1.5625      01/20/08         $29,479      $74,706
                                        30,000 (2)       1.80%         $3.8750      04/12/09         $73,108     $185,272

-------------------
(1) The Company implemented a stock option exchange program effective October 6, 1998, pursuant to which all holders of options issued under the 1992 Plan had the option to surrender for cancellation all options granted after May 10, 1996 (the date of the Company's initial public offering) with a price above $1.5625, the fair market value on the effective date. The Company cancelled 1,127,876 options, ranging in price from $2.00 to $9.75, and issued the same number of new options for an exercise price of $1.5625. The new options were subject to a nine-month restriction on exercise (until July 6, 1999), subject to certain exceptions. All executive officers of the Company were eligible to participate in the option exchange program.

(2) The shares subject to this option vest at the rate of 1/48th per month beginning on the monthly anniversary of the vesting commencement date, subject to optionee's continued employment with the Company. The exercise price is equal to the fair market value of the stock on the grant date.

(3) Based on an aggregate of 1,663,626 stock options granted to employees during fiscal 1999.

(4) These amounts represent certain assumed rates of appreciation for a given exercise price only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market performance. There is no assurance that the amounts reflected will be realized.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth information for the Named Executive Officers with respect to exercises in the fiscal year ended June 30, 1999 of options to purchase Common Stock of the Company.


                                                               NUMBER OF SHARES OF
                                                             COMMON STOCK UNDERLYING        VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                             SHARES                             JUNE 30, 1999 (#)          JUNE 30, 1999 ($)(1)
                            ACQUIRED ON         VALUE      ---------------------------   --------------------------
NAME                        EXERCISE (#)  REALIZED ($)(2)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                        ------------  ---------------  -----------   -------------   -----------  -------------
Gregory D. Casciaro....             --           --           87,895         314,467       $265,974       $723,903

James E. Jervis........             --           --           24,698         107,756        $67,507       $230,265

Stephen J. Bonelli.....             --           --           57,299         115,903       $181,725       $254,044

Ferolyn T. Powell......          4,000        $11,940         35,005         103,751       $127,675       $218,829

-------------------
(1) Calculated by determining the difference between the closing sale price on the Nasdaq National Market of the Company's Common Stock reported for June 30, 1999 ($4.3125 per share) and the exercise price of the securities underlying the options.
(2) Calculated by determining the difference between the fair market value of the Company's Common Stock as of the date of exercise and the exercise price of the securities underlying the exercised options.

                                             10-YEAR OPTION REPRICINGS

                  The following table sets forth information for all executive officers with respect to the repricing of options held by such executive officers during the Company's last ten fiscal years.


                                               NUMBER OF       MARKET                                   LENGTH OF
                                              SECURITIES      PRICE OF      EXERCISE                     ORIGINAL
                                              UNDERLYING      STOCK AT      PRICE AT        NEW        OPTION TERM
                                                OPTIONS        TIME OF      TIME OF       EXERCISE     REMAINING AT
                                               REPRICED       REPRICING    REPRICING       PRICE         DATE OF
NAME                               DATE           (#)            ($)          ($)           ($)         REPRICING
----                               ----        ---------      ---------    ---------     ---------      ---------
Gregory D. Casciaro,             10/06/98       30,000         $1.5625       $9.75        $1.5625       8 yr. 3 mo.
    President and Chief          10/06/98       30,000         $1.5625       $4.125       $1.5625       8 yr. 11 mo.
    Executive Officer            10/06/98      170,000         $1.5625       $4.00        $1.5625       9 yr. 6 mo.
                                 10/06/98       25,000         $1.5625       $4.00        $1.5625       9 yr. 6 mo.

James E. Jervis,
    Vice President of            10/06/98       15,000         $1.5625       $9.75        $1.5625       8 yr. 3 mo.
    Research and Development     10/06/98       30,000         $1.5625       $4.125       $1.5625       8 yr. 11 mo.
                                 10/06/98       30,000         $1.5625       $5.1875      $1.5625       9 yr. 3 mo.
Stephen J. Bonelli,
    Chief Financial Officer,     10/06/98       20,000         $1.5625       $9.75        $1.5625       8 yr. 3 mo.
    Vice President of Finance    10/06/98       30,000         $1.5625       $4.125       $1.5625       8 yr. 11 mo.
    and Administration and       10/06/98       30,000         $1.5625       $5.1875      $1.5625       9 yr. 3 mo.
    Treasurer



Ferolyn T. Powell,
    Vice President of          10/06/98         15,000         $1.5625       $9.75        $1.5625       8 yr. 3 mo.
    Operations                 10/06/98         30,000         $1.5625       $4.125       $1.5625       8 yr. 11 mo.
                               10/06/98         30,000         $1.5625       $5.1875      $1.5625       9 yr. 3 mo.

         NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS FORM 10-K/A, IN WHOLE OR IN PART, THE FOLLOWING REPORT OF THE COMPENSATION COMMITTEE AND THE PERFORMANCE GRAPH ON PAGE 11 SHALL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors (the "Committee") is comprised of Messrs. Wan and Goeld, both independent nonemployee directors who are not eligible to participate in any of the executive compensation programs other than the Directors' Plan and the 1992 Plan. The Committee oversees the administration of the Company's benefits and compensation plans, reviews the corporate human resources program and establishes policies governing the annual compensation of the executive officers of the Company. The Compensation Committee also has the exclusive responsibility for granting options under the 1992 Plan to executive officers and eligible directors. The Compensation Committee will annually evaluate the performance and determine compensation and long-term equity incentives of the Chief Executive Officer, and will review and approve the Chief Executive Officer's compensation recommendation for other executive officers of the Company.

         The following is a report submitted by the above-listed committee members in their capacity as the Board's Compensation Committee, addressing the Company's compensation policy as it related to the Company's executive officers for fiscal 1999.

COMPENSATION POLICY

         The goal of the Company's executive compensation policy is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees. To achieve this goal, the Company's executive compensation policies integrate annual base compensation, bonuses based on corporate and individual performance, and stock option grants. All executive officers as well as senior-level managerial and technical employees are eligible to participate in these compensation plans.

SALARY

         The Compensation Committee evaluates the performance and sets the salary of the Company's Chief Executive Officer, Gregory D. Casciaro, on an annual basis. Mr. Casciaro evaluates the performance of all other executive officers and recommends salary adjustments, which are reviewed and approved by the Compensation Committee. Survey data are drawn from comparable companies participating in medical device, biotechnology, and/or pharmaceutical executive compensation surveys, several of which are included in the peer group index in the Company's Performance Graph at page 11. Within this framework, executive salaries are determined based on individual performance, level of responsibility, the Company's overall salary structure and the financial condition of the Company. The Company's compensation policy is designed to maintain executive officer base salaries within a range approximating the median of such salary data for like characteristics.

BONUSES

         The Company seeks to provide annual incentives and rewards to executives who make contributions of outstanding value, contingent upon the performance of the Company as a whole.

         The Company's annual bonus program is dependent on a variety of factors, including overall performance of the Company, performance of an executive's division within the Company, attainment of additional corporate objectives and individual attainment of performance goals, with individual payouts based on a combination of these factors. The operating income goal and the corporate objectives are recommended by the Chief Executive Officer and approved by the Compensation Committee and the full Board.

         Both the target amount and potential range of bonuses available to executive officers are set annually by the Compensation Committee. Bonus awards are weighted so that high-end bonuses are available when the Company's performance exceeds its corporate target, up to a defined maximum, and proportionally smaller awards are made when the Company does not meet its corporate targets.

STOCK OPTIONS

         The Company implemented a stock option exchange program effective October 6, 1998, pursuant to which all holders of options issued under the 1992 Plan had the option to surrender for the cancellation of all options granted after May 10, 1996 (the date of the Company's initial public offering) with a price above $1.5625, the fair market value on the effective date. The Company cancelled a total of 1,127,876 options, ranging in price from $2.00 to $9.75, and issued the same number of new options for an exercise price of $1.5625.
The new options were subject to a nine-month restriction on exercise, which ended on July 6, 1999, subject to certain exceptions. All executive officers were eligible to participate in the option exchange program.

         The Committee believes that equity ownership provides significant additional motivation to executives to maximize value for the Company's shareholders, and therefore approves both annual and periodic grants of stock options under the Company's 1992 Plan. The Company's primary option grants to executive officers as well as other employees are generally approved on an annual basis largely in recognition of individual performance during the fiscal year. The amounts of the annual grants are determined relative to guidelines derived from information related to executive stock compensation available to the Company and the Committee. In determining individual grants, the Committee also considers individual performance, current stock option holdings, and grants to others within the Company. Additional grants may be given during the fiscal year in recognition of promotions, exemplary performance achievements, or other reasons consistent with the compensation policy of the Company.

         Stock options are granted at the prevailing market price and will only have value if the Company's stock price increases over the exercise price. Thus, the Committee believes that the grant of stock options serves to align the interests of executive officers closely with those of other shareholders. In accordance with this philosophy, General Surgical Innovations, Inc. does not have a discounted option program for its executive officers.

         In addition to providing an opportunity for increased equity ownership, stock options also create an incentive for executive officers and key employees to remain with the Company for the long term, as such options become exercisable over time for so long as the officer or key employee continues his or her employment relationship with the Company.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly-held companies for compensation exceeding $1 million paid to certain of the corporation's executive officers. However, compensation which qualifies as "performance-based" is excluded from the $1 million limit if, among other requirements, the compensation is payable upon attainment of pre-established, objective performance goals under a plan approved by the shareholders.

         The compensation to be paid to the Company's executive officers for the 1999 fiscal year did not exceed the $1 million limit per officer, nor is it expected that the compensation to be paid to the Company's executive officers for fiscal 2000 will exceed that limit. Because the cash compensation paid by the Company to each of its executive officers is expected to be well below $1 million and the Committee believes that options granted under the 1992 Plan will qualify as performance-based compensation, the Committee believes that this section will not affect the tax deductions available to the Company. Because it is very unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Compensation Committee will continue to monitor the compensation levels potentially payable under the Company's cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, the Company's compensation philosophy and the Company's best interests.

CHIEF EXECUTIVE OFFICER COMPENSATION

         Gregory D. Casciaro serves as Chief Executive Officer, President and a director of the Company. Mr. Casciaro's compensation for the fiscal year 1999 consisted of base salary, a bonus, mortgage assistance and option grants exercisable for the purchase of an aggregate of 65,000 shares of the Company's Common Stock. In addition, Mr. Casciaro participated in the Company's stock option exchange program. Mr. Casciaro did not participate in any decision related to his compensation.

                                      SUBMITTED BY THE COMPENSATION
                                      COMMITTEE OF THE BOARD OF DIRECTORS


                                      Mr. Mark A. Wan
                                      Mr. Paul Goeld

PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder returns assuming reinvestment of all dividends, for the Company's Common Stock during the period May 10, 1996 (the date on which the Company's stock was first registered under Section 12 of the Securities Exchange Act of 1934) through June 30, 1999 to the cumulative return over such period of (i) The Nasdaq National Market (Composite) U.S. Index and (ii) the S & P Medical Products & Supplies Index. The graph assumes that $100 was invested on May 10, 1996 in the Common Stock of the Company and in each of the comparative indices. The graph further assumes that such amount was initially invested in the Common Stock of the Company at a price per share of $15.00, the offering price of the Company's Common Stock on May 10, 1996. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

                 COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN(1)
                   AMONG GENERAL SURGICAL INNOVATIONS, INC.,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
         AND THE S & P HEALTH CARE (MEDICAL PRODUCTS & SUPPLIES) INDEX



                                                                  CUMULATIVE TOTAL RETURN
                                                  ------------------------------------------------------------
                                                    5/10/96       6/96       6/97          6/98          6/99
                                                  ------------------------------------------------------------
GENERAL SURGICAL INNOVATIONS, INC.                      100        102        38             28           29
NASDAQ STOCK MARKET (U.S.)                              100        100       121            160          229
S & P HEALTH CARE (MEDICAL PRODUCTS & SUPPLIES)         100        103       136            182          216


-----------------------
(1) $100 invested on 5/10/96 in stock or on 4/30/96 in index - including reinvestment of dividends. Fiscal year ending June 30.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Wan and Goeld served on the Company's Compensation Committee during the 1999 fiscal year. Mr. Wan acted as the Company's Chief Financial Officer and Assistant Secretary from June 1992 to January 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of GSI common stock as of August 31, 1999 as to (i) each person who is known to GSI to beneficially own more than five percent of GSI common stock, (ii) each of GSI's directors, (iii) each of the Named Executive Officers, and (iv) all directors and Executive Officers as a group.


                                                                         SHARES BENEFICIALLY OWNED (1)
                                                               ----------------------------------------------------
5% SHAREHOLDERS, DIRECTORS, NAMED EXECUTIVE OFFICERS,                                   PERCENT OF COMMON
AND DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP                      NUMBER              STOCK OUTSTANDING
-----------------------------------------------                ---------------        -------------------
Thomas J. Fogarty, M.D.(2).....................................       1,901,710                  13.7%
3270 Alpine Road
Portola Valley, CA 94028

Brentwood Associates V, L.P. ..................................       1,428,359                  10.3%
1920 Main Street, Suite 820
Irvine, CA 92714

Norwest Equity Partners, IV....................................         921,505                   6.7%
3000 Sand Hill Road
Building 3, Suite 245
Menlo Park, CA 94025

Hancock Venture Partners, IV...................................         799,640                   5.8%
One Financial Center, 44th Floor
Boston, MA 02111

Mark A. Wan(3)(4) .............................................         626,903                   4.5%
10460 Bubb Road
Cupertino, CA 95014

Roderick A. Young(5) ..........................................         276,822                   2.0%
10460 Bubb Road
Cupertino, CA 95014

James E. Jervis(6) ............................................         142,128                   1.0%
10460 Bubb Road
Cupertino, CA 95014

Paul Goeld(7) .................................................          42,023                    *
10460 Bubb Road
Cupertino, CA 95014

David W. Chonette(8) ..........................................       1,455,813                  10.5%
10460 Bubb Road
Cupertino, CA 95014

James R. Sulat(9) .............................................          16,727                    *
10460 Bubb Road
Cupertino, CA 95014

Gregory Casciaro(10) ..........................................         271,096                   2.0%
10460 Bubb Road
Cupertino, Ca 95014

Stephen Bonelli(11) ...........................................         138,645                   1.0%
10460 Bubb Road
Cupertino, CA 95014

Ferolyn Powell(12) ............................................          87,439                    *
10460 Bubb Road
Cupertino, CA 95014

All directors and executive officers as a group (10 persons)
(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13) ......................       4,959,306                  34.6%

--------------------

* Less than 1%. As of August 31, 1999, 13,847,025 shares of GSI common stock were issued and outstanding.

(1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of GSI common stock.

(2) Includes 522,586 shares held by the Thomas J. Fogarty Separate Property Trust, 1,001,772 shares held by the Fogarty Family Revocable Trust, and 285,982 shares held by Lincoln Trust Company FBO Thomas J. Fogarty IRA. Also includes 91,370 shares held by Fogarty Engineering, a California corporation of which Dr. Fogarty is a director. Because of his position with such entity, Dr. Fogarty may be deemed to be a beneficial owner of such shares but disclaims beneficial ownership of such shares, except to the extent of his interest in such entity. Does not include 47,086 shares held by Three Arch Associates, L.P. and 209,184 shares held by Three Arch Partners L.P. Dr. Fogarty is a general partner of Three Arch Management, the general partner of both Three Arch Partners, L.P. and Three Arch Associates, L.P. As such, Dr. Fogarty may be deemed to be a beneficial owner of such shares, but disclaims beneficial ownership of such shares, except to the extent of his interest in such entities.

(3) Includes 47,086 shares held by Three Arch Associates, L.P. and 209,184 shares held by Three Arch Partners, L.P. Mr. Wan is a general partner of Three Arch Management, the general partner of both Three Arch Partners, L.P. and Three Arch Associates, L.P., and may thereby be deemed to be a beneficial owner of such shares. Mr. Wan disclaims beneficial ownership of such shares, except to the extent of his interest in such entities. Includes 27,454 shares issuable upon exercise of options exercisable within 60 days after August 31, 1999.

(4) Excludes shares held by Brentwood Associates V, L.P. in which Mr. Wan has a carried interest. Mr. Wan is a Special Limited Partner of entities affiliated with Brentwood Associates and disclaims beneficial ownership of all shares held by such entities, except to the extent of his carried interest therein.

(5) Includes 124,007 shares issuable upon exercise of options exercisable within 60 days after August 31, 1999.

(6) Includes 67,921 shares issuable upon exercise of options exercisable within 60 days after August 31, 1999.

(7) Includes 27,023 shares issuable upon exercise of options exercisable within 60 days after August 31, 1999.

(8) Includes 1,428,359 shares held by Brentwood Associates V, L.P. Mr. Chonette is a general partner of Brentwood Associates V, L.P. and may thereby be deemed to be a beneficial owner of such shares. Mr. Chonette expressly disclaims beneficial ownership of such shares, except to the extent of his interest in such entity. Also includes 27,454 shares issuable upon exercise of options exercisable within 60 days after August 31, 1999.

(9) Includes 13,727 shares issuable upon exercise of options exercisable within 60 days after August 31, 1999.

(10) Includes 78,220 shares issuable upon exercise of options exercisable within 60 days after August 31, 1999.

(11) Includes 84,800 shares issuable upon exercise of options exercisable within 60 days after August 31, 1999.

(12) Includes 41,184 shares issuable upon exercise of options exercisable within 60 days after August 31, 1999.

(13) Includes 491,790 shares issuable upon exercise of options exercisable within 60 days after August 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company, its former wholly-owned subsidiary Adjacent Surgical, Inc. and Dr. Fogarty entered into an Exclusive License Agreement under which the Company will pay royalties for certain technology for vascular applications, to the extent the Company does not already have proprietary rights to such technology.

         The Company has retained Fogarty Engineering, a sole proprietorship owned by Dr. Fogarty, for certain product development efforts, royalties and other services. The Company paid Fogarty Engineering approximately $88,000, in fiscal year 1999 relating to such product development efforts, royalties and other services.

         The Company has loaned an aggregate of $141,000 to certain executive officers and directors of the Company in connection with their purchase of Common Stock pursuant to Common Stock Purchase Agreements, of which approximately $85,000 in principal was outstanding as of June 30, 1999.

         The Company loaned Gregory D. Casciaro approximately $300,000 on September 3, 1998. In addition, the Board of Directors approved a bonus agreement for Mr. Casciaro, the terms of which entitle Mr. Casciaro to receive a lump sum bonus in the amount of approximately $68,750 on or about September 3, 1998 and a monthly bonus thereafter in the amount of approximately $4,167 on the first day of each calendar month until and including approximately April 1, 2003, and an additional amount to cover certain taxes and interest in connection therewith, provided Mr. Casciaro remains Chief Executive Officer of the Company. In the event that Mr. Casciaro is terminated without cause or if the Company is acquired, then the Company shall pay to Mr. Casciaro a bonus equal to the total amount of payments he would have otherwise received under the Bonus Agreement. Mr. Casciaro is President and Chief Executive Officer of the Company.

         In January 1998 the Company entered into Change of Control Agreements with each of Gregory D. Casciaro, Roderick A. Young, Stephen J. Bonelli, James
E. Jervis and Ferolyn T. Powell. Pursuant to the terms of such Change of Control Agreements, upon a change of control of the Company (as defined in the agreement) fifty percent (50%) of the total outstanding and unvested options of each executive officer will immediately vest, and the vesting of the remaining fifty percent (50%) of the outstanding unvested options will be accelerated and will vest in an amount equal to twenty five percent (25%) of the total outstanding unvested options on the date twelve (12) months from the date of the change of control and in an amount equal to twenty-five (25%) of the total outstanding unvested options on the date eighteen (18) months from the date of the change of control. In addition, in the event that an executive officer is terminated involuntarily (provided such termination is not for cause) within two years of the date of the change of control, such executive officer shall be entitled to certain severance payments, bonus payments, continuation of benefits and acceleration of options that remain unvested.

         The Company entered into a Consulting Agreement with Roderick A. Young effective as of September 29, 1998. Pursuant to the terms of the Consulting Agreement, Mr. Young received a monthly fee for consulting services, and his options continued to vest according to the vesting schedule established for such options. The Consulting Agreement terminated on March 31, 1999. Mr. Young is currently Chairman of the Board of Directors.

         The Company implemented a stock option exchange program which was effective as of October 6, 1998, pursuant to which all holders of options issued under the 1992 Plan were eligible to surrender for cancellation all options granted after May 10, 1996 (the date of the Company's initial public offering) with a price above $1.5625, the closing price as reported on the Nasdaq National Market of the Company's

Common Stock on October 6, 1998. New options were issued to each holder surrendering options, in the same amount as the number of options cancelled, for an exercise price equal to $1.5625. In addition, the new options were subject to a nine-month restriction on exercise (until July 6, 1999), subject to certain exceptions. All executive officers of the Company were eligible to participate in the option exchange program.

         The Company has entered into separate indemnification agreements with its executive officers and directors, which may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified pursuant to such agreements.

         All future transactions, including any loans from the Company to its executive officers, directors, principal shareholders or affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested members of the Board of Directors or, if required by law, a majority of disinterested shareholders, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENERAL SURGICAL INNOVATIONS, INC.


                                    By: /s/ Gregory D. Casciaro
                                        -------------------------------------
                                         Gregory D. Casciaro
                                         President, Chief Executive Officer
                                         and Director

Date:  October 28, 1999

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


                SIGNATURE                  TITLE                                                   DATE

/s/ Roderick A. Young             Chairman of the Board of Directors               October 28, 1999
-----------------------------
    Roderick A. Young

/s/ Gregory D. Casciaro           President, Chief Executive Officer and           October 28, 1999
------------------------------    Director
    Gregory D. Casciaro

/s/ Stephen J. Bonelli            Chief Financial Officer, Vice President          October 28, 1999
------------------------------    of Finance and Administration and
    Stephen J. Bonelli            Treasurer

/s/ David W. Chonette             Director                                         October 28, 1999
------------------------------
    David W. Chonette

/s/ Thomas J. Fogarty             Director                                         October 28, 1999
------------------------------
    Thomas J. Fogarty

/s/ Paul Goeld                    Director                                         October 28, 1999
------------------------------
     Paul Goeld

/s/ James Sulat                   Director                                         October 28, 1999
------------------------------
    James Sulat

/s/ Mark A. Wan                   Director                                         October 28, 1999
------------------------------
    Mark A. Wan